Form 10-K
period 2006-12-31
Penn Virginia GP Holdings, L.P.
filed 2007-03-08
CIK 1366292

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

Commission file number: 1-33171

Penn Virginia GP Holdings, L.P.

(Exact name of registrant as specified in its charter)

Delaware	20-5116532
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

Three Radnor Corporate Center, Suite 300

100 Matsonford Road

Radnor, Pennsylvania 19087

(Address of principal executive offices)

Registrant’s telephone number, including area code: (610) 687-8900

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered
Common Units	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933.     Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)     Yes  ☐    No  ☒

There was no public market for the registrant’s common units as of June 30, 2006 (the last business day of its most recently completed second fiscal quarter).

As of February 28, 2007, 39,074,500 common units of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None

PENN VIRGINIA GP HOLDINGS, L.P. AND SUBSIDIARIES

PART I

Item 1	Business

General

Penn Virginia GP Holdings, L.P. (NYSE: PVG) is a publicly traded Delaware limited partnership formed in June 2006 that currently owns three types of equity interests in Penn Virginia Resource Partners, L.P. (NYSE: PVR), or PVR, a publicly traded Delaware limited partnership that is principally engaged in the management of coal properties and the gathering and processing of natural gas. Unless the context requires otherwise, references to the “Partnership,” “we,” “us” or “our” in this Annual Report on Form 10-K refer to Penn Virginia GP Holdings, L.P. and its subsidiaries.

Our Interest in PVR

Our only cash generating assets consist of our partnership interests in PVR, which consist of the following:

•	a 2% general partner interest in PVR, which we hold through our 100% ownership interest in Penn Virginia Resource GP, LLC, PVR’s general partner;

•	all of the incentive distribution rights in PVR, which we hold through our 100% ownership interest in PVR’s general partner; and

•	19,587,049 units of PVR, consisting of 15,541,738 common units and 4,045,311 Class B units of PVR, representing in the aggregate an approximately 42% limited partner interest in PVR.

All of our cash flows are generated from the cash distributions we receive with respect to the PVR partnership interests we own. PVR is required by its partnership agreement to distribute, and it has historically distributed within 45 days of the end of each quarter, all of its cash on hand at the end of each quarter, less cash reserves established by its general partner in its sole discretion to provide for the proper conduct of PVR’s business or to provide for future distributions. While we, like PVR, are structured as a limited partnership, our capital structure and cash distribution policy differ materially from those of PVR. Most notably, our general partner does not have an economic interest in us and is not entitled to receive any distributions from us and our capital structure does not include incentive distribution rights. Therefore, our distributions are allocated exclusively to our common units, which is our only class of security currently outstanding.

Our ownership of PVR’s incentive distribution rights entitles us to receive the following percentages of cash distributed by PVR as it reaches the following target cash distribution levels:

•	13% of all incremental cash distributed in a quarter after $0.275 has been distributed in respect of each common unit and Class B unit of PVR for that quarter;

•	23% of all incremental cash distributed after $0.325 has been distributed in respect of each common unit and Class B unit of PVR for that quarter; and

•	the maximum sharing level of 48% of all incremental cash distributed after $0.375 has been distributed in respect of each common unit and Class B unit of PVR for that quarter.

Since 2001, PVR has increased its quarterly cash distribution eight times from $0.25 per unit ($1.00 on an annualized basis) to $0.40 per unit ($1.60 on an annualized basis), which is the most recently declared distribution. These increased cash distributions by PVR have placed us at the third and maximum target cash distribution level as described above. As a consequence, any increase in cash distribution level from PVR will allow us to share at the 48% level and the cash distributions we receive from PVR with respect to our indirect ownership of the incentive distribution rights will increase more rapidly than those with respect to our ownership of the general partner interest and limited partner interests. Because we are at the maximum target cash distribution level on the incentive distribution rights, future growth in distributions we receive from PVR will not result from an increase in the target cash distribution level associated with the incentive distribution rights.

PVR’s Business

PVR is a publicly traded Delaware limited partnership formed by Penn Virginia Corporation (NYSE: PVA), or Penn Virginia, in 2001 that is principally engaged in the management of coal properties and the gathering and processing of natural gas. Both in its current limited partnership form and in its previous corporate form, PVR has managed coal properties since 1882. Since the acquisition of a natural gas midstream business in March 2005, PVR conducts operations in two business segments: coal and natural gas midstream. In 2006, approximately 72%, or $73.4 million, of our operating income was attributable to PVR’s coal segment, and approximately 29%, or $29.4 million, of our operating income was attributable to PVR’s natural gas midstream segment.

PVR Coal Segment Overview

PVR’s coal segment includes management and leasing of coal properties and subsequent collection of royalties. Substantially all of PVR’s leases require the lessee to pay minimum rental payments to PVR in monthly or annual installments. PVR actively works with its lessees to develop efficient methods to exploit its reserves and to maximize production from its properties. PVR also earns revenues from providing fee-based coal preparation and transportation services to its lessees, which enhance their production levels and generate additional coal royalty revenues, and from industrial third party coal end-users by owning and operating coal handling facilities through its joint venture with Massey Energy Company, or Massey. In addition, PVR earns revenues from oil and gas royalty interests it owns, from coal transportation, or wheelage, rights and from the sale of standing timber on its properties.

As of December 31, 2006, PVR owned or controlled approximately 765 million tons of proven and probable coal reserves in Central and Northern Appalachia, the San Juan Basin and the Illinois Basin. As of December 31, 2006, approximately 87% of PVR’s proven and probable coal reserves was “steam” coal used primarily by electric generation facilities, and the remaining 13% was metallurgical coal used primarily by steel manufacturers. PVR enters into long-term leases with experienced, third-party mine operators providing them the right to mine its coal reserves in exchange for royalty payments. PVR does not operate any mines. In 2006, PVR’s lessees produced 32.8 million tons of coal from its properties and paid to PVR coal royalty revenues of $98.2 million, for an average gross coal royalty per ton of $2.99. Approximately 84% of PVR’s coal royalty revenues in 2006 and 83% of PVR’s coal royalty revenues in 2005 were derived from coal mined on its properties under leases containing royalty rates based on the higher of a fixed base price or a percentage of the gross sales price. The balance of PVR’s coal royalty revenues for the respective periods was derived from coal mined on its properties under leases containing fixed royalty rates that escalate annually.

PVR’s management continues to focus on acquisitions that increase and diversify its sources of cash flow. During 2006, PVR increased its coal reserves by 96 million tons, or 14%, from its coal reserves as of December 31, 2005, by completing three coal reserve acquisitions with an aggregate purchase price of approximately $76 million. For a more detailed discussion of PVR’s acquisitions, see Item 7, “Managements’ Discussion and Analysis of Financial Condition and Results of Operations—Acquisitions and Investments.”

PVR Natural Gas Midstream Segment Overview

PVR owns and operates midstream assets that include approximately 3,631 miles of natural gas gathering pipelines and three natural gas processing facilities located in Oklahoma and the panhandle of Texas, which have 160 million cubic feet per day (or MMcfd) of total capacity. PVR’s midstream business derives revenues primarily from gas processing contracts with natural gas producers and from fees charged for gathering natural gas volumes and providing other related services. PVR also owns a natural gas marketing business, which aggregates third-party volumes and sells those volumes into intrastate pipeline systems and at market hubs accessed by various interstate pipelines. PVR acquired its natural gas midstream assets through the acquisition of Cantera Gas Resources, LLC, or Cantera, in March 2005. PVR’s management believes that this acquisition established a platform for future growth in the natural gas midstream sector and diversified its cash flows into another long-lived asset base. Since acquiring these assets, PVR has expanded its natural gas midstream business by adding 181 miles of new gathering lines.

For the year ended December 31, 2006, inlet volumes at PVR’s gas processing plants and gathering systems, including gathering-only volumes, were 56.0 billion cubic feet (or Bcf), or approximately 153 MMcfd. Two of PVR’s natural gas midstream customers, ConocoPhillips Company and BP Canada Energy Marketing Corp., accounted for 32% and 17% of PVR’s natural gas midstream revenues in 2006.

Business Strategy

Our primary business strategy is to increase our cash distributions to our unitholders. We intend to monitor the implementation of PVR’s business strategies. Our business strategy includes supporting the growth of PVR by purchasing PVR units or lending funds to PVR to provide funding for acquisitions or for internal growth projects. We may also provide PVR with other forms of credit support, such as guarantees related to financing a project.

PVR’s primary business objective is to create sustainable, capital-efficient growth in distributable cash flow to maximize its cash distributions to its unitholders by expanding its coal property management and natural gas gathering and processing businesses, through both internal growth and acquisitions. PVR has successfully grown its business through organic growth projects and acquisitions of coal properties and natural gas midstream assets. Since PVR’s initial public offering in October 2001, it has completed numerous accretive acquisitions with an aggregate purchase price of approximately $572 million. For a more detailed discussion of PVR’s acquisitions, see Item 7, “Managements’ Discussion and Analysis of Financial Condition and Results of Operations—Acquisitions and Investments.” We and PVR intend to continue to pursue the following business strategies:

•

Continue to grow coal reserve holdings through acquisitions and investments in PVR’s existing market areas, as well as strategically entering new markets. During 2006, PVR increased its coal reserves by 96 million tons, or 14%, from its coal reserves as of December 31, 2005, by completing three coal reserve acquisitions in 2006 with an aggregate purchase price of approximately $76 million. While PVR continues to build upon its core holdings in Appalachia, it also continues to monitor coal opportunities in other areas. For example, in 2005 and 2006, PVR made investments in Illinois Basin coal reserves because PVR views the Illinois Basin as a growth area, both because of its proximity to power plants and because PVR expects future environmental regulations will require scrubbing of not only higher sulfur Illinois Basin coal, but most coals, including lower sulfur coals from other basins. PVR expects to continue to diversify its coal reserve holdings into this and other domestic basins in the future.

•

Expand PVR’s coal services and infrastructure business on its properties. Coal infrastructure projects typically involve long-lived, fee-based assets that generally produce steady and predictable cash flows and are therefore attractive to publicly traded limited partnerships. PVR owns a number of such infrastructure facilities and intends to continue to look for growth opportunities in this area of operations. For example, PVR completed construction of a new preparation and loading facility in September 2006 on property it acquired in 2005. Operations at the facility commenced in the fourth quarter of 2006. PVR’s joint venture with Massey is expected to provide other development opportunities for coal-related infrastructure projects.

•

Expand PVR’s midstream operations through acquisitions of new gathering and processing related assets and by adding new production to existing systems. PVR continually seeks new supplies of natural gas to both offset the natural declines in production from the wells currently connected to its systems and to increase throughput volume. New natural gas supplies are obtained for all of PVR’s systems by contracting for production from new wells, connecting new wells drilled on dedicated acreage and by contracting for natural gas that has been released from competitors’ systems. In 2006,

PVR added approximately 181 miles of new gathering lines, allowing it to connect 158 new wells to its systems.

•

Expand PVR’s midstream operations by utilizing the advantages of its relationship with Penn Virginia. During 2006, PVR began marketing Penn Virginia’s natural gas production in Louisiana, Oklahoma and Texas, replacing a third party marketing company and allowing Penn Virginia to realize higher prices for its oil and natural gas sold in that region. PVR will continue to look for ways to take advantage of its natural relationship with Penn Virginia in mutually beneficial ways.

PVR’s Contracts

PVR Coal Segment

PVR earns most of its coal royalty revenues under long-term leases that generally require its lessees to make royalty payments to it based on the higher of a percentage of the gross sales price or a fixed price per ton of coal they sell. The balance of PVR’s coal royalty revenues are earned under two long-term leases with affiliates of Peabody Energy Corporation (NYSE: BTU), or Peabody, that require the lessees to make royalty payments to PVR based on fixed royalty rates which escalate annually. A typical lease either expires upon exhaustion of the leased reserves, which is the case with the two Peabody leases, or has a five to ten-year base term, with the lessee having an option to extend the lease for at least five years after the expiration of the base term.

Substantially all of PVR’s leases require the lessee to pay minimum rental payments in monthly or annual installments, even if no mining activities are ongoing. These minimum rentals are recoupable, usually over a period from one to three years from the time of payment, against the production royalties owed to PVR once coal production commences.

In addition to the terms described above, substantially all of PVR’s leases impose obligations on the lessees to diligently mine the leased coal using modern mining techniques, indemnify PVR for any damages it incurs in connection with the lessee’s mining operations, including any damages it may incur due to the lessee’s failure to fulfill reclamation or other environmental obligations, conduct mining operations in compliance with all applicable laws, obtain our written consent prior to assigning the lease and maintain commercially reasonable amounts of general liability and other insurance. Substantially all of the leases grant PVR the right to review all lessee mining plans and maps, enter the leased premises to examine mine workings and conduct audits of lessees’ compliance with lease terms. In the event of a default by a lessee, substantially all of the leases give PVR the right to terminate the lease and take possession of the leased premises.

PVR Natural Gas Midstream Segment

PVR’s natural gas midstream segment is engaged in providing gas processing, gathering and other related natural gas services. PVR’s midstream business generates revenues primarily from gas purchase and processing contracts with natural gas producers and from fees charged for gathering natural gas volumes and providing other related services. During the year ended December 31, 2006, PVR’s natural gas midstream business generated a majority of its gross margin from two types of contractual arrangements under which its margin is exposed to increases and decreases in the price of natural gas and natural gas liquids (or NGLs): (i) percentage-of-proceeds and (ii) keep-whole arrangements. In 2006, approximately 50% of the volumes were processed under gas purchase/keep-whole contracts, 25% were processed under percentage of proceeds contracts, and 25% were processed under fee-based gathering contracts. A majority of the gas purchase/keep-whole and percentage of proceeds contracts include fee-based components such as gathering and compression charges. There is also a processing fee floor included in many of the gas purchase/keep-whole contracts that ensures a minimum processing margin should the actual margins fall below the floor.

Gas purchase/keep-whole arrangements. Under these arrangements, PVR generally purchases natural gas at the wellhead at either (i) a percentage discount to a specified index price, (ii) a specified index price less a fixed amount or (iii) a combination of (i) and (ii). PVR then gathers the natural gas to one of its plants where it is processed to extract the entrained NGLs, which are then sold to third parties at market prices. PVR resells the remaining natural gas to third parties at an index price which typically corresponds to the specified purchase index. Because the extraction of the NGLs from the natural gas during processing reduces the British thermal unit (or BTU) content of the natural gas, PVR retains a reduced volume of gas to sell after processing. Accordingly, under these arrangements, PVR’s revenues and gross margins increase as the price of NGLs increases relative to the price of natural gas, and its revenues and gross margins decrease as the price of natural gas increases relative to the price of NGLs. PVR has generally been able to mitigate its exposure in the latter case by requiring the payment under many of its gas purchase/keep-whole arrangements of minimum processing charges which ensures that PVR receives a minimum amount of processing revenue. The gross margins that PVR realizes under the arrangements described in clauses (i) and (iii) above also decrease in periods of low natural gas prices because these gross margins are based on a percentage of the index price.

Percentage-of-proceeds arrangements. Under percentage-of-proceeds arrangements, PVR generally gathers and processes natural gas on behalf of producers, sells the resulting residue gas and NGL volumes at market prices and remits to producers an agreed upon percentage of the proceeds of those sales based on either an index price or the price actually received for the gas and NGLs. Under these types of arrangements, PVR’s revenues and gross margins increase as natural gas prices and NGL prices increase, and its revenues and gross margins decrease as natural gas prices and NGL prices decrease.

Commodity derivative contracts. PVR utilizes swap derivative contracts to hedge against the variability in cash flows associated with forecasted natural gas midstream revenues and cost of gas purchased. While the use of derivative instruments limits the risk of adverse price movements, their use also may limit future revenues or cost savings from favorable price movements. With respect to a swap contract, the counterparty is required to make a payment to PVR if the settlement price for any settlement period is less than the swap price for such contract, and PVR is required to make a payment to the counterparty if the settlement price for any settlement period is greater than the swap price for such contract. See Note 9 in the Notes to Consolidated Financial Statements for a description of PVR’s derivative program.

Fee-based arrangements. Under fee-based arrangements, PVR receives fees for gathering, compressing and/or processing natural gas. The revenue PVR earns from these arrangements is directly dependent on the volume of natural gas that flows through its systems and is independent of commodity prices. To the extent a sustained decline in commodity prices results in a decline in volumes, however, PVR’s revenues from these arrangements would be reduced due to the related reduction in drilling and development of new supply.

In many cases, PVR provides services under contracts that contain a combination of more than one of the arrangements described above. The terms of PVR’s contracts vary based on gas quality conditions, the competitive environment at the time the contracts were signed and customer requirements. The contract mix and, accordingly, exposure to natural gas and NGL prices, may change as a result of changes in producer preferences, expansion in regions where some types of contracts are more common and other market factors.

PVR is also engaged in natural gas marketing by aggregating third-party volumes and selling those volumes into interstate and intrastate pipeline systems such as Enogex and ONEOK and at market hubs accessed by various interstate pipelines. The largest third-party customer is Chesapeake Energy Corp. with volumes contracted through 2007. Revenue from this business does not generate qualifying income for a publicly traded limited partnership, but PVR does not expect it to have an impact on its tax status, as it does not represent a significant percentage of its operating income. For the year ended December 31, 2006, this business generated $2.2 million in net revenue.

Partnership Structure

Penn Virginia, a publicly held energy company based in Radnor, Pennsylvania, has been engaged in the coal royalty business since 1882 and is also engaged in the exploration, development and production of oil and natural gas. Penn Virginia formed PVR in July 2001 to own and operate substantially all of the assets of and assume the liabilities relating to Penn Virginia’s coal land management business. PVR completed its initial public offering in October 2001. We were formed by Penn Virginia in June 2006 to hold the 2% general partner interest, the incentive distributions rights and a significant number of limited partner interests in PVR. We completed our initial public offering, or our IPO, in December 2006.

The following diagram depicts our and our affiliates’ current simplified organizational and ownership structure as of December 31, 2006 (after giving effect to the exercise of the underwriters’ option to purchase additional common units granted in connection with our IPO):

•	our general partner, PVG GP, LLC, which is an indirect wholly owned subsidiary of Penn Virginia, owns a non-economic interest in us;

•	Penn Virginia and certain of its affiliates own 32,087,424 common units representing an approximately 82% limited partner interest in us;

•	we own 19,587,049 units of PVR, consisting of 15,541,738 common units and 4,045,311 Class B units, representing in the aggregate an approximately 42% limited partner interest in PVR;

•	we own a 100% membership interest in Penn Virginia Resource GP, LLC, which serves as PVR’s general partner and owns a 2% general partner interest and 100% of the incentive distribution rights in PVR;

•	PVR owns 100% of the membership interests in Penn Virginia Operating Co., LLC, or the Operating Company; and

•	the Operating Company owns 100% of the membership interests in its subsidiaries, which include Fieldcrest LLC, K Rail LLC, Loadout LLC, PVR Midstream LLC, Suncrest LLC, Toney Fork LLC and Wise LLC.

Relationship with Penn Virginia Corporation

Penn Virginia has a history of successfully completing energy acquisitions. PVR pursues acquisitions independently and has the opportunity to participate jointly with Penn Virginia in reviewing potential acquisitions. These may include acquisitions of properties containing multiple natural resources, such as oil, natural gas, coal and timber, as well as infrastructure related to those resources, such as natural gas gathering systems and coal preparation plants and loading facilities. PVR would expect to retain all coal reserves and related infrastructure, all timber resources and all natural gas gathering systems acquired in any such joint acquisition and to allocate the remaining purchased assets between PVR and Penn Virginia as appropriate after considering each entity’s characteristics and strategies. PVR expects that its ability to participate in potential acquisitions with, and its access to the experienced management team and industry contacts of, Penn Virginia will benefit it.

Our partnership agreement provides that our general partner is restricted from engaging in any business activities other than those incidental to its ownership of interests in us. Under an omnibus agreement between Penn Virginia, PVR and PVR’s general partner, to which we became subject after our IPO, Penn Virginia and its affiliates, including us, are restricted in their ability to engage in any coal-related business. See Item 13, “Certain Relationships and Related Transactions, and Director Independence—Transactions with Related Persons.”

Partnership Distributions

Cash Distributions

We paid a cash distribution of $0.07 per common unit on February 14, 2007, which represented a $0.96 per unit distribution on an annualized basis that was prorated for the period beginning on December 5, 2006, the initial trading date of our common units on the New York Stock Exchange, and ending on December 31, 2006. For the remainder of 2007, we expect to make quarterly distributions of $0.24 ($0.96 on an annualized basis) or more per common unit.

PVR Cash Distributions

Our only cash generating assets consist of our partnership interests in PVR. PVR paid cash distributions of $1.475 per common and subordinated unit during the year ended December 31, 2006. In the first quarter of 2007, PVR paid a quarterly distribution of $0.40 ($1.60 on an annualized basis) per common and Class B unit with respect to the fourth quarter of 2006. For the remainder of 2007, PVR expects to pay quarterly distributions of $0.40 ($1.60 on an annualized basis) or more per common and Class B unit.

Prior to our IPO in December 2006, Penn Virginia indirectly owned common units representing an approximately 37% limited partner interest in PVR, as well the sole 2% general partner interest and all of the incentive distribution rights in PVR. Penn Virginia received total distributions from PVR of $28.3 million and $21.2 million in 2006 and 2005, as shown in the following table (in thousands):

	Year Ended December 31,
	2006	2005
Limited partner units	$22,799	$19,281
General partner interest (2%)	1,254	1,021
Incentive distribution rights	4,273	910

Total	$28,326	$21,212

In conjunction with our IPO, Penn Virginia contributed its limited partner interest and general partner interest, including its incentive distribution rights, in PVR to us in exchange for a limited partner interest and the general partner interest in us. We also purchased additional common units and Class B units of PVR with the proceeds of our IPO. Consequently, we are currently entitled to receive certain cash distributions payable with respect to the common and Class B units of PVR, the 2% general partner interest in PVR and the incentive distribution rights in PVR.

Subordinated Units

Until November 14, 2006, PVR had a separate class of subordinated units representing limited partner interests in PVR, and the rights of holders of subordinated units to participate in distributions to limited partners were subordinated to the rights of the holders of PVR’s common units. On November 14, 2006, all of PVR’s subordinated units converted into common units on a one-for-one basis and no subordinated units remain outstanding.

Class B Units

PVR currently has a separate class of units representing limited partner interests in PVR called Class B units. Each Class B unit is currently entitled to receive 100% of the quarterly cash distribution paid in respect of each common unit except that the Class B units are subordinated to the common units with respect to the payment of the minimum quarterly distribution and any arrearages with respect to the payment of the minimum quarterly distribution. PVR is required to submit to a vote of its unitholders, as promptly as practicable, a proposal to change the terms of the Class B units in order to provide that the Class B units will convert into common units, on a one-for-one basis, immediately upon the approval by PVR’s unitholders. We, as the holder of the Class B units, will not be entitled to vote upon the proposal to change the terms of the Class B units, but otherwise will vote with the common units as a single class on each matter with respect to which the common units are entitled to vote. If PVR’s unitholders do not approve the proposal to change the terms of the Class B units before December 8, 2007, then each Class B unit will be entitled to receive 115% of the quarterly amount PVR distributes in respect of each common unit on a subordinated basis to the payment of the minimum quarterly distribution on the common units.

Upon the dissolution and liquidation of PVR, each Class B unit is currently entitled to receive 100% of the amount distributed on each common unit, but only after each common unit has received an amount equal to its capital account, plus the minimum quarterly distribution for the quarter in which the liquidation occurs, plus any arrearages in the minimum quarterly distribution with respect to prior quarters. If, however, PVR’s unitholders do not approve the proposal to change the terms of the Class B units to make them convertible into common units, then each Class B unit will be entitled upon liquidation to receive 115% of the amount distributed in respect of each common unit, but only after each common unit has received an amount equal to its capital account, plus the minimum quarterly distribution for the quarter in which the liquidation occurs, plus any arrearages in the minimum quarterly distribution with respect to prior quarters on a subordinated basis to liquidating distributions on the common units.

Limited Call Right

If at any time our general partner and its affiliates own more than 90% of our outstanding common units, our general partner has the right, which it may, assign in whole or in part to any of its affiliates or us, but not the obligation, to acquire all, but not less than all, of the remaining common units held by unaffiliated persons as of a record date to be selected by our general partner, on at least ten but not more than 60 days’ notice, at a price not less than the then-current market price of the common units.

As a result of our general partner’s right to purchase outstanding common units, a holder of common units may have his or her common units purchased at an undesirable time or price. The tax consequences to a unitholder of the exercise of this call right are the same as a sale by that unitholder of his or her units in the market.

As of February 28, 2007, Penn Virginia and its affiliates owned 32,087,424 common units, representing approximately 82% of our outstanding common units.

Certain Conflicts of Interest

Conflicts of interest exist and may arise in the future as a result of the relationships among Penn Virginia, PVR and their respective general partners and affiliates, on the one hand, and us and our limited partners, on the other hand. Like PVR, our general partner is controlled by Penn Virginia. Accordingly, Penn Virginia has the ability to elect, remove and replace the directors and officers of our general partner and the directors and officers of the general partner of PVR. The directors and officers of our general partner have fiduciary duties to manage our general partner in a manner beneficial to its owner, Penn Virginia. At the same time, our general partner has a fiduciary duty to manage us in a manner beneficial to us and our unitholders.

Certain of the executive officers and non-independent directors of our general partner also serve as executive officers and directors of Penn Virginia and the general partner of PVR. Consequently, these directors and officers may encounter situations in which their fiduciary obligations to Penn Virginia or PVR, on the one hand, and us, on the other hand, are in conflict.

Limits on Fiduciary Responsibilities

Our partnership agreement limits the liability and reduces the fiduciary duties owed by our general partner to our unitholders. Our partnership agreement also restricts the remedies available to our unitholders for actions that might otherwise constitute breaches of our general partner’s fiduciary duty.

Our partnership agreement contains provisions that waive or consent to conduct by our general partner and its affiliates that might otherwise raise issues about compliance with fiduciary duties or applicable law. For example, our partnership agreement provides that when our general partner is acting in its capacity as our general partner, as opposed to in its individual capacity, it must act in “good faith” and will not be subject to any other standard under applicable law. In addition, when our general partner is acting in its individual capacity, as opposed to in its capacity as our general partner, it may act without any fiduciary obligation to us or the unitholders whatsoever. These standards reduce the obligations to which our general partner would otherwise be held.

In addition to the other more specific provisions limiting the obligations of our general partner, our partnership agreement further provides that our general partner and its officers and directors will not be liable for monetary damages to us, our limited partners or assignees for errors of judgment or for any acts or omissions unless there has been a final and non-appealable judgment by a court of competent jurisdiction determining that the general partner or its officers and directors acted in bad faith or engaged in fraud or willful misconduct, or in the case of a criminal matter, acted with the knowledge that such conduct was unlawful.

Our partnership agreement generally provides that affiliated transactions and resolutions of conflicts of interest not involving a vote of unitholders and that are not approved by the conflicts committee of the board of directors of our general partner must be:

•	on terms no less favorable to us than those generally being provided to or available from unrelated third parties; or

•	“fair and reasonable” to us, taking into account the totality of the relationships between the parties involved (including other transactions that may be particularly favorable or advantageous to us).

If our general partner does not seek approval from the conflicts committee and its board of directors determines that the resolution or course of action taken with respect to the conflict of interest satisfies either of the standards set forth in the bullet points above, then it will be presumed that, in making its decision, the board of directors, which may include board members affected by the conflict of interest, acted in good faith and in any proceeding brought by or on behalf of any limited partner or the partnership, the person bringing or prosecuting such proceeding will have the burden of overcoming such presumption. These standards reduce the obligations to which our general partner would otherwise be held.

In order to become a limited partner of our partnership, a common unitholder is required to agree to be bound by the provisions in our partnership agreement, including the provisions discussed above. This is in accordance with the policy of the Delaware Revised Uniform Limited Partnership Act favoring the principle of freedom of contract and the enforceability of partnership agreements. The failure of a limited partner or assignee to sign a partnership agreement does not render the partnership agreement unenforceable against that person.

We are required to indemnify our general partner and its officers, directors, managers and certain other specified persons, to the fullest extent permitted by law, against liabilities, costs and expenses incurred by our general partner or these other persons. We must provide this indemnification unless there has been a final and non-appealable judgment by a court of competent jurisdiction determining that these persons acted in bad faith or engaged in fraud or willful misconduct. We must also provide this indemnification for criminal proceedings unless our general partner or these other persons acted with knowledge that their conduct was unlawful. Thus, our general partner could be indemnified for its negligent acts if it met the requirements set forth above.

Competition

PVR Coal Segment

The coal industry is intensely competitive primarily as a result of the existence of numerous producers. PVR’s lessees compete with both large and small coal producers in various regions of the United States for domestic sales. The industry has undergone significant consolidation which has led to some of the competitors of PVR’s lessees having significantly larger financial and operating resources than most of PVR’s lessees. PVR’s lessees compete on the basis of coal price at the mine, coal quality (including sulfur content), transportation cost from the mine to the customer and the reliability of supply. Continued demand for PVR’s coal and the prices that PVR’s lessees obtain are also affected by demand for electricity, demand for metallurgical coal, access to transportation, environmental and government regulations, technological developments and the availability and price of alternative fuel supplies, including nuclear, natural gas, oil and hydroelectric power. Demand for PVR’s low sulfur coal and the prices PVR’s lessees will be able to obtain for it will also be affected by the price and availability of high sulfur coal, which can be marketed in tandem with emissions allowances which permit the high sulfur coal to meet federal Clean Air Act requirements.

PVR Natural Gas Midstream Segment

The ability to offer natural gas producers competitive gathering and processing arrangements and subsequent reliable service is fundamental to obtaining and keeping gas supplies for PVR’s gathering systems. The primary concerns of the producer are:

•	the pressure maintained on the system at the point of receipt;

•	the relative volumes of gas consumed as fuel and lost;

•	the gathering/processing fees charged;

•	the timeliness of well connects;

•	the customer service orientation of the gatherer/processor; and

•	the reliability of the field services provided.

PVR experiences competition in all of its midstream markets. PVR’s competitors include major integrated oil companies, interstate and intrastate pipelines and companies that gather, compress, process, transport and market natural gas. Many of PVR’s competitors have greater financial resources and access to larger natural gas supplies than PVR does.

Government Regulation and Environmental Matters

The operations of PVR’s coal segment and natural gas midstream segment are subject to environmental laws and regulations adopted by various governmental authorities in the jurisdictions in which these operations are conducted.

PVR Coal Segment

General Regulation Applicable to Coal Lessees. PVR’s lessees are obligated to conduct mining operations in compliance with all applicable federal, state and local laws and regulations. These laws and regulations include matters involving the discharge of materials into the environment, employee health and safety, mine permits and other licensing requirements, reclamation and restoration of mining properties after mining is completed, management of materials generated by mining operations, surface subsidence from underground mining, water pollution, legislatively mandated benefits for current and retired coal miners, air quality standards, protection of wetlands, plant and wildlife protection, limitations on land use, storage of petroleum products and substances which are regarded as hazardous under applicable laws and management of electrical equipment containing polychlorinated biphenyls (or PCBs). Because of extensive and comprehensive regulatory requirements, violations during mining operations are not unusual in the industry and, notwithstanding compliance efforts, PVR does not believe violations by its lessees can be eliminated completely. However, none of the violations to date, or the monetary penalties assessed, have been material to us, PVR or, to our knowledge, to PVR’s lessees. PVR does not currently expect that future compliance will have a material adverse effect on PVR.

While it is not possible to quantify the costs of compliance by PVR’s lessees with all applicable federal, state and local laws and regulations, those costs have been and are expected to continue to be significant. The lessees post performance bonds pursuant to federal and state mining laws and regulations for the estimated costs of reclamation and mine closing, including the cost of treating mine water discharge when necessary. We do not accrue for such costs because PVR’s lessees are contractually liable for all costs relating to their mining operations, including the costs of reclamation and mine closure. However, PVR does require some smaller lessees to deposit into escrow certain funds for reclamation and mine closure costs or post performance bonds for these costs. Although the lessees typically accrue adequate amounts for these costs, their future operating results would be adversely affected if they later determined these accruals to be insufficient. Compliance with these laws and regulations has substantially increased the cost of coal mining for all domestic coal producers.

In addition, the utility industry, which is the most significant end-user of coal, is subject to extensive regulation regarding the environmental impact of its power generation activities which could affect demand for coal mined by PVR’s lessees. The possibility exists that new legislation or regulations may be adopted which have a significant impact on the mining operations of PVR’s lessees or their customers’ ability to use coal and may require PVR, its lessees or their customers to change operations significantly or incur substantial costs.

Air Emissions. The federal Clean Air Act and corresponding state and local laws and regulations affect all aspects of PVR’s business. The Clean Air Act directly impacts PVR’s lessees’ coal mining and processing operations by imposing permitting requirements and, in some cases, requirements to install certain emissions control equipment, on sources that emit various hazardous and non-hazardous air pollutants. The Clean Air Act also indirectly affects coal mining operations by extensively regulating the air emissions of coal-fired electric power generating plants. There have been a series of recent federal rulemakings that are focused on emissions from coal-fired electric generating facilities. Installation of additional emissions control technology and additional measures required under U.S. Environmental Protection Agency (or the EPA) laws and regulations will make it more costly to operate coal-fired power plants and, depending on the requirements of individual state implementation plans, could make coal a less attractive fuel alternative in the planning and building of power plants in the future. Any reduction in coal’s share of power generating capacity could negatively impact PVR’s lessees’ ability to sell coal, which could have a material effect on PVR’s coal royalty revenues.

The EPA’s Acid Rain Program, provided in Title IV of the Clean Air Act, regulates emissions of sulfur dioxide from electric generating facilities. Sulfur dioxide is a by-product of coal combustion. Affected facilities purchase or are otherwise allocated sulfur dioxide emissions allowances, which must be surrendered annually in an amount equal to a facility’s sulfur dioxide emissions in that year. Affected facilities may sell or trade excess allowances to other facilities that require additional allowances to offset their sulfur dioxide emissions.

In addition to purchasing or trading for additional sulfur dioxide allowances, affected power facilities can satisfy the requirements of the EPA’s Acid Rain Program by switching to lower sulfur fuels, installing pollution control devices such as flue gas desulfurization systems, or “scrubbers,” or by reducing electricity generating levels.

The EPA has promulgated rules, referred to as the “NOx SIP Call,” that require coal-fired power plants and other large stationary sources in 21 eastern states and Washington D.C. to make substantial reductions in nitrogen oxide emissions in an effort to reduce the impacts of ozone transport between states. Additionally, in March 2005, the EPA issued the final Clean Air Interstate Rule (or CAIR), which will permanently cap nitrogen oxide and sulfur dioxide emissions in 28 eastern states and Washington, D.C beginning in 2009 and 2010, respectively. CAIR requires these states to achieve the required emission reductions by requiring power plants to either participate in an EPA-administered “cap-and-trade” program that caps emission in two phases, or by meeting an individual state emissions budget through measures established by the state.

In March 2005, the EPA finalized the Clean Air Mercury Rule (or CAMR), which establishes a two-part, nationwide cap on mercury emissions from coal-fired power plants beginning in 2010. While currently the subject of extensive controversy and litigation, if fully implemented, CAMR would permit states to implement their own mercury control regulations or participate in an interstate cap-and-trade program for mercury emission allowances.

The EPA has adopted new, more stringent national air quality standards for ozone and fine particulate matter. As a result, some states will be required to amend their existing state implementation plans to attain and maintain compliance with the new air quality standards. For example, in December 2004, the EPA designated specific areas in the United States as in “non-attainment” with the new national ambient air quality standard for fine particulate matter. In November 2005, the EPA published proposed rules addressing how states would implement plans to bring applicable non-attainment regions into compliance with the new air quality standard. Under the EPA’s proposed rulemaking, states would have until April 2008 to submit their implementation plans to the EPA for approval. Because coal mining operations and coal-fired electric generating facilities emit particulate matter, PVR’s lessees’ mining operations and their customers could be affected when the new standards are implemented by the applicable states.

In June 2005, the EPA announced final amendments to its regional haze program originally developed in 1999 to improve visibility in national parks and wilderness areas. As part of the new rules, affected states must develop implementation plans by December 2007 that, among other things, identify facilities that will have to reduce emissions and comply with stricter emission limitations. This program may restrict construction of new coal-fired power plants where emissions are projected to reduce visibility in protected areas. In addition, this program may require certain existing coal-fired power plants to install emissions control equipment to reduce haze-causing emissions such as sulfur dioxide, nitrogen oxide and particulate matter.

The U.S. Department of Justice, on behalf of the EPA, has filed lawsuits against a number of coal-fired electric generating facilities alleging violations of the new source review provisions of the Clean Air Act. The EPA has alleged that certain modifications have been made to these facilities without first obtaining certain permits issued under the new source review program. Several of these lawsuits have settled, but others remain pending. Depending on the ultimate resolution of these cases, demand for PVR’s coal could be affected, which could have an adverse effect on PVR’s coal royalty revenues.

Carbon Dioxide Emissions. The Kyoto Protocol to the United Nations Framework Convention on Climate Change calls for developed nations to reduce their emissions of greenhouse gases to 5% below 1990 levels by 2012. Carbon dioxide, which is a major byproduct of the combustion of coal and other fossil fuels, is subject to the Kyoto Protocol. The Kyoto Protocol went into effect on February 16, 2005 for those nations that ratified the treaty.

In 2002, the United States withdrew its support for the Kyoto Protocol. Since the Kyoto Protocol becomes effective, there has been increasing international pressure on the United States to adopt mandatory restrictions on carbon dioxide emissions. The United States Congress has considered bills in the past that would regulate domestic carbon dioxide emissions, but such bills have not yet received sufficient Congressional support for passage into law. Several states have also either passed legislation or announced initiatives focused on decreasing or stabilizing carbon dioxide emissions associated with the combustion of fossil fuels, and many of these measures have focused on emissions from coal-fired electric generating facilities. For example, in December 2005, seven northeastern states agreed to implement a regional cap-and-trade program to stabilize carbon dioxide emissions from regional power plants beginning in 2009. This initiative aims to reduce emissions of carbon dioxide to levels roughly corresponding to average annual emissions between 2000 and 2004. Recently, in February 2007, Massachusetts and Rhode Island agreed to join this group. Maryland is required to join the group by June 2007, but implementing regulations have not been finalized as of yet.

It is possible that future federal and state initiatives to control carbon dioxide emissions could result in increased costs associated with coal consumption, such as costs to install additional controls to reduce carbon dioxide emissions or costs to purchase emissions reduction credits to comply with future emissions trading programs. Such increased costs for coal consumption could result in some customers switching to alternative sources of fuel, which could negatively impact PVR’s lessees’ coal sales, and thereby have an adverse affect on PVR’s coal royalty revenues.

Surface Mining Control and Reclamation Act of 1977. The Surface Mining Control and Reclamation Act of 1977 (or SMCRA) and similar state statutes impose on mine operators the responsibility of restoring the land to its original state and compensating the landowner for types of damages occurring as a result of mining operations, and require mine operators to post performance bonds to ensure compliance with any reclamation obligations. Regulatory authorities may attempt to assign the liabilities of PVR’s coal lessees to it if any of those lessees are not financially capable of fulfilling those obligations. In conjunction with mining the property, PVR’s coal lessees are contractually obligated under the terms of their leases to comply with all state and local laws, including SMCRA, with obligations including the reclamation and restoration of the mined areas by grading, shaping and reseeding the soil. Upon completion of the mining, reclamation generally is completed by seeding with grasses or planting trees for use as pasture or timberland, as specified in the approved reclamation plan.

Hazardous Materials and Wastes. The Federal Comprehensive Environmental Response, Compensation and Liability Act (or CERCLA or the Superfund law), and analogous state laws, impose liability, without regard to fault or the legality of the original conduct, on certain classes of persons that are considered to have contributed to the release of a “hazardous substance” into the environment. These persons include the owner or operator of the site where the release occurred and companies that disposed or arranged for the disposal of the hazardous substances found at the site. Persons who are or were responsible for releases of hazardous substances under CERCLA may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment and for damages to natural resources.

Some products used by coal companies in operations generate waste containing hazardous substances. PVR could become liable under federal and state Superfund and waste management statutes if PVR’s lessees are unable to pay environmental cleanup costs. CERCLA authorizes the EPA and, in some cases, third parties, to take actions in response to threats to the public health or the environment and to seek recovery from the responsible classes of persons the costs they incurred in connection with such response. It is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by hazardous substances or other wastes released into the environment.

Water Discharges. PVR’s coal lessees’ operations can result in discharges of pollutants into waters. The Clean Water Act and analogous state laws and regulations impose restrictions and strict controls regarding the discharge of pollutants into waters of the United States or state waters. The unpermitted discharge of pollutants such as from spill or leak incidents is prohibited. The Clean Water Act and regulations implemented thereunder also prohibit discharges of fill material and certain other activities in wetlands unless authorized by an appropriately issued permit.

PVR’s lessees’ mining operations are strictly regulated by the Clean Water Act, particularly with respect to the discharge of overburden and fill material into jurisdictional waters, including wetlands. Recent federal district court decisions in West Virginia, and related litigation filed in federal district court in Kentucky, have created uncertainty regarding the future ability to obtain certain general permits authorizing the construction of valley fills for the disposal of overburden from mining operations. A July 2004 decision by the Southern District of West Virginia in Ohio Valley Environmental Coalition v. Bulen enjoined the Huntington District of the U.S. Army Corps of Engineers from issuing further permits pursuant to Nationwide Permit 21, which is a general permit issued by the U.S. Army Corps of Engineers to streamline the process for obtaining permits under Section 404 of the Clean Water Act. While the decision was vacated by the Fourth Circuit Court of Appeals in November 2005, a similar lawsuit has been filed in federal district court in Kentucky that seeks to enjoin the issuance of permits pursuant to Nationwide Permit 21 by the Louisville District of the U.S. Army Corps of Engineers. In the event similar lawsuits prove to be successful in adjoining jurisdictions, PVR’s lessees may be required to apply for individual discharge permits pursuant to Section 404 of the Clean Water Act in areas where they would have otherwise utilized Nationwide Permit 21. Such a change could result in delays in PVR’s lessees obtaining the required mining permits to conduct their operations, which could in turn have an adverse effect on PVR’s coal royalty revenues. Moreover, such individual permits are also subject to challenge. Alex Energy, Inc., a PVR lessee operating the Republic No. 2 Mine in Kanawha County, West Virginia, is currently a defendant in Ohio Valley Environmental Coalition vs. U.S. Army Corps of Engineers, a lawsuit in the Southern District of West Virginia in which environmental groups challenged the issuance of individual valley fill permits to multiple coal operators in the state. On June 13, 2006, the Corps of Engineers suspended the valley fill permits at issue in the case, including the permit under which PVR’s lessee operates. The court has since stayed all proceedings pending further action by the Corps on these permits. Although portions of the Republic No. 2 Mine continue to operate under separate authorizations, delays in securing additional permit authorization for the areas affected by the aforementioned permit withdrawal could have an adverse effect on PVR’s coal royalty revenues.

The Clean Water Act also requires states to develop anti-degradation policies to ensure non-impaired waterbodies in the state do not fall below applicable water quality standards. These and other regulatory developments may restrict PVR’s lessees’ ability to develop new mines or could require its lessees to modify existing operations, which could have an adverse effect on PVR’s coal business.

The Federal Safe Drinking Water Act (or the SDWA) and its state equivalents affect coal mining operations by imposing requirements on the underground injection of fine coal slurries, fly ash and flue gas scrubber sludge, and by requiring permits to conduct such underground injection activities. In addition to establishing the underground injection control program, the SDWA also imposes regulatory requirements on owners and operators of “public water systems.” This regulatory program could impact PVR’s lessees’ reclamation operations where subsidence or other mining-related problems require the provision of drinking water to affected adjacent homeowners.

Mine Health and Safety Laws. The operations of PVR’s lessees are subject to stringent health and safety standards that have been imposed by federal legislation since the adoption of the Mine Health and Safety Act of 1969. The Mine Health and Safety Act of 1969 resulted in increased operating costs and reduced productivity. The Mine Safety and Health Act of 1977, which significantly expanded the enforcement of health and safety standards of the Mine Health and Safety Act of 1969, imposes comprehensive health and safety standards on all mining operations. In addition, as part of the Mine Health and Safety Acts of 1969 and 1977, the Black Lung Acts require payments of benefits by all businesses conducting current mining operations to coal miners with black lung or pneumoconiosis and to some beneficiaries of miners who have died from this disease.

Recent mining accidents in West Virginia and Kentucky have received national attention and instigated responses at the state and national level that are likely to result in increased scrutiny of current safety practices and procedures at all mining operations, particularly underground mining operations. In January 2006, West Virginia passed a law imposing stringent new mine safety and accident reporting requirements and increased civil and criminal penalties for violations of mine safety laws. On March 7, 2006, New Mexico Governor Bill Richardson signed into law an expanded miner safety program including more stringent requirements for accident reporting and the installation of additional mine safety equipment at underground mines. Similarly, on April 27, 2006, Kentucky Governor Ernie Fletcher signed mine safety legislation that includes requirements for increased inspections of underground mines and additional mine safety equipment and authorizes the assessment of penalties of up to $5,000 per incident for violations of mine ventilation or roof control requirements.

On June 15, 2006, the President signed new mining safety legislation that mandates similar improvements in mine safety practices, increases civil and criminal penalties for non-compliance, requires the creation of additional mine rescue teams, and expands the scope of federal oversight, inspection and enforcement activities. Earlier, the federal Mine Safety Health Administration announced the promulgation of new emergency rules on mine safety that took effect immediately upon their publication in the Federal Register on March 9, 2006. These rules address mine safety equipment, training, and emergency reporting requirements. Implementing and complying with these new laws and regulations could adversely affect PVR’s lessees’ coal production and could therefore have an adverse affect on PVR’s coal royalty revenues.

Mining Permits and Approvals. Numerous governmental permits or approvals are required for mining operations. In connection with obtaining these permits and approvals, PVR’s lessees may be required to prepare and present to federal, state or local authorities data pertaining to the effect or impact that any proposed production of coal may have upon the environment. The requirements imposed by any of these authorities may be costly and time consuming and may delay commencement or continuation of mining operations.

In order to obtain mining permits and approvals from state regulatory authorities, mine operators, including PVR’s lessees, must submit a reclamation plan for restoring, upon the completion of mining operations, the mined property to its prior condition, productive use or other permitted condition. Typically, PVR’s lessees submit the necessary permit applications between 12 and 24 months before they plan to begin mining a new area. In PVR’s experience, permits generally are approved within 12 months after a completed application is submitted. In the past, PVR’s lessees have generally obtained their mining permits without significant delay. PVR’s lessees have obtained or applied for permits to mine a majority of the reserves that are currently planned to be mined over the next five years. PVR’s lessees are also in the planning phase for obtaining permits for the additional reserves planned to be mined over the following five years. However, there are no assurances that they will not experience difficulty in obtaining mining permits in the future. See “—PVR Coal Segment—Water Discharges.”

OSHA. PVR’s lessees and its own business are subject to the Occupational Safety and Health Act (or OSHA) and comparable state laws that regulate the protection of the health and safety of workers. In addition, the OSHA hazard communication standard requires that information be maintained about hazardous materials used or produced in PVR’s operations and that this information be provided to employees, state and local government authorities and citizens.

PVR Natural Gas Midstream Segment

General Regulation. PVR’s natural gas gathering facilities generally are exempt from the Federal Energy Regulatory Commission’s (or the FERC) jurisdiction under the Natural Gas Act of 1938 (or the NGA), but FERC regulation nevertheless could significantly affect PVR’s gathering business and the market for its services. In recent years, the FERC has pursued pro-competitive policies in its regulation of interstate natural gas pipelines into which PVR’s gathering pipelines deliver. However, we cannot assure you that the FERC will continue this approach as it considers matters such as pipeline rates and rules and policies that may affect rights of access to natural gas transportation capacity.

For example, the FERC will assert jurisdiction over an affiliated gatherer that acts to benefit its pipeline affiliate in a manner that is contrary to the FERC’s policies concerning jurisdictional services adopted pursuant to the NGA. In addition, natural gas gathering may receive greater regulatory scrutiny at both the state and federal levels now that the FERC has taken a less stringent approach to regulation of the gathering activities of interstate pipeline transmission companies and a number of such companies have transferred gathering facilities to unregulated affiliates. PVR’s gathering operations could be adversely affected should they be subject in the future to the application of state or federal regulation of rates and services. PVR’s gathering operations also may be or become subject to safety and operational regulations relating to the design, installation, testing, construction, operation, replacement and management of gathering facilities. Additional rules and legislation pertaining to these matters are considered or adopted from time to time. We cannot predict what effect, if any, such changes might have on PVR’s midstream operations, but the industry could be required to incur additional capital expenditures and increased costs depending on future legislative and regulatory changes.

In Texas, PVR’s gathering facilities are subject to regulation by the Texas Railroad Commission, which has the authority to ensure that rates, terms and conditions of gas utilities, including certain gathering facilities, are just and reasonable and not discriminatory. PVR’s operations in Oklahoma are regulated by the Oklahoma Corporation Commission, which prohibits PVR from charging any unduly discriminatory fees for its gathering services. PVR cannot predict whether its gathering rates will be found to be unjust, unreasonable or unduly discriminatory.

PVR is subject to ratable take and common purchaser statutes in Texas and Oklahoma. Ratable take statutes generally require gatherers to take, without undue discrimination, natural gas production that may be tendered to the gatherer for handling. Similarly, common purchaser statutes generally require gatherers to purchase without undue discrimination as to source of supply or producer. These statutes have the effect of restricting PVR’s right as an owner of gathering facilities to decide with whom it contracts to purchase or transport natural gas. Federal law leaves any economic regulation of natural gas gathering to the states, and Texas and Oklahoma have adopted complaint-based regulation that generally allows natural gas producers and shippers to file complaints with state regulators in an effort to resolve grievances relating to natural gas gathering rates and access. We cannot assure you that federal and state authorities will retain their current regulatory policies in the future.

Texas and Oklahoma administer federal pipeline safety standards under the Natural Gas Pipeline Safety Act of 1968, as amended (or the NGPSA), which requires certain pipelines to comply with safety standards in constructing and operating the pipelines, and subjects pipelines to regular inspections. In response to recent pipeline accidents, Congress and the U.S. Department of Transportation have recently instituted heightened pipeline safety requirements. Certain of PVR’s gathering facilities are exempt from these federal pipeline safety requirements under the rural gathering exemption. We cannot assure you that the rural gathering exemption will be retained in its current form in the future.

Failure to comply with applicable regulations under the NGA, the NGPSA and certain state laws can result in the imposition of administrative, civil and criminal remedies.

Air Emissions. PVR’s midstream operations are subject to the Clean Air Act and comparable state laws and regulations. See “—PVR Coal Segment—Air Emissions.” These laws and regulations govern emissions of pollutants into the air resulting from the activities of PVR’s processing plants and compressor stations and also impose procedural requirements on how PVR conducts its midstream operations. Such laws and regulations may include requirements that PVR obtain pre-approval for the construction or modification of certain projects or facilities expected to produce air emissions, strictly comply with the emissions and operational limitations of air emissions permits PVR is required to obtain or utilize specific equipment or technologies to control emissions. PVR’s failure to comply with these requirements could subject PVR to monetary penalties, injunctions, conditions or restrictions on operations, and potentially criminal enforcement actions. PVR will be required to incur certain capital expenditures in the future for air pollution control equipment in connection with obtaining and maintaining operating permits and approvals for air emissions.

Hazardous Materials and Wastes. PVR’s midstream operations could incur liability under CERCLA and comparable state laws resulting from the disposal or other release of hazardous substances or wastes originating from properties PVR owns or operates, regardless of whether such disposal or release occurred during or prior to

PVR’s acquisition of such properties. See “—PVR Coal Segment—Hazardous Materials and Waste.” Although petroleum, including natural gas and NGLs are generally excluded from CERCLA’s definition of “hazardous substance,” PVR’s midstream operations do generate wastes in the course of ordinary operations that may fall within the definition of a “hazardous substance.”

PVR’s midstream operations generate wastes, including some hazardous wastes, that are subject to the Resource Conservation and Recovery Act (or RCRA) and comparable state laws. However, RCRA currently exempts many natural gas gathering and field processing wastes from classification as hazardous waste. Specifically, RCRA excludes from the definition of hazardous waste produced waters and other wastes associated with the exploration, development or production of crude oil, natural gas or geothermal energy. Unrecovered petroleum product wastes, however, may still be regulated under RCRA as solid waste. Moreover, ordinary industrial wastes such as paint wastes, waste solvents, laboratory wastes and waste compressor oils may be regulated as hazardous waste. The transportation of natural gas and NGLs in pipelines may also generate some hazardous wastes. Although PVR believes it is unlikely that the RCRA exemption will be repealed in the near future, repeal would increase costs for waste disposal and environmental remediation at PVR’s facilities.

PVR currently owns or leases numerous properties that for many years have been used for the measurement, gathering, field compression and processing of natural gas and NGLs. Although we believe that the operators of such properties used operating and disposal practices that were standard in the industry at the time, hydrocarbons or wastes may have been disposed of or released on or under such properties or on or under other locations where such wastes have been taken for disposal. These properties and the substances disposed or released on them may be subject to CERCLA, RCRA and analogous state laws. Under such laws, PVR could be required to remove or remediate previously disposed wastes (including waste disposed of or released by prior owners or operators) or property contamination (including groundwater contamination, whether from prior owners or operators or other historic activities or spills) or to perform remedial plugging or pit closure operations to prevent future contamination. PVR has ongoing remediation projects underway at several sites, but it does not believe that the costs associated with such cleanups will have a material adverse impact on PVR’s operations or revenues.

Water Discharges. PVR’s midstream operations are subject to the Clean Water Act. See “—PVR Coal Segment—Water Discharges.” Any unpermitted release of pollutants, including NGLs or condensates, from PVR’s systems or facilities could result in fines or penalties as well as significant remedial obligations.

OSHA. PVR midstream’s operations are subject to OSHA. See “—PVR Coal Segment—OSHA.”

Employees and Labor Relations

Neither we nor PVR have any employees. To carry out PVR’s operations, our general partner and its affiliates employed 122 employees who directly supported PVR’s operations at December 31, 2006. Our general partner considers current employee relations to be favorable.

Available Information

Our internet address is www.pvgpholdings.com. We make available free of charge on or through our website, our Corporate Governance Principles, Code of Business Conduct and Ethics, Executive and Financial Officer Code of Ethics and Audit Committee Charter, and we will provide copies of such documents to any unitholder who so requests. We also make available free of charge on or through our website our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (or the Exchange Act) as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. All references in this Annual Report or Form 10-K to the “NYSE” refer to the New York Stock Exchange, and all reference to the “SEC” refer to the Securities and Exchange Commission.

Item 1A	Risk Factors

Our business and operations are subject to a number of risks and uncertainties as described below. However, the risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we may currently deem immaterial, may become important factors that harm our business, financial condition or results of operations. If any of the following risks actually occur, our business, financial condition or results of operations could suffer.

Risks Inherent in an Investment in Us

Our cash flow initially will be entirely dependent upon the ability of PVR to make cash distributions to us.

Our earnings and cash flow consist exclusively of cash distributions from PVR. Consequently, a significant decline in PVR’s earnings or cash distributions would have a negative impact on us. The amount of cash that PVR will be able to distribute to its partners, including us, each quarter principally depends upon the amount of cash it generates from its coal and natural gas midstream businesses. The amount of cash that PVR will generate will fluctuate from quarter to quarter based on, among other things:

•	the amount of coal its lessees are able to produce;

•	the price at which its lessees are able to sell the coal;

•	the lessees’ timely receipt of payment from their customers;

•	the amount of natural gas transported in its gathering systems;

•	the amount of throughput in its processing plants;

•	the price of natural gas;

•	the price of NGLs;

•	the relationship between natural gas and NGL prices;

•	the fees it charges and the margins it realizes for its midstream services; and

•	its hedging activities.

In addition, the actual amount of cash that PVR will have available for distribution will depend on other factors, some of which are beyond its control, including:

•	the level of capital expenditures it makes;

•	the cost of acquisitions, if any;

•	its debt service requirements;

•	fluctuations in its working capital needs;

•	restrictions on distributions contained in its debt agreements;

•	prevailing economic conditions; and

•	the amount of cash reserves established by its general partner in its sole discretion for the proper conduct of its business.

Because of these factors, PVR may not have sufficient available cash each quarter to continue paying distributions at their current level or at all. If PVR reduces its per unit distribution, we will have less cash available for distribution to you and would probably be required to reduce our per unit distribution to you. You should also be aware that the amount of cash PVR has available for distribution depends primarily upon PVR’s cash flow, including cash flow from financial reserves and working capital borrowings, and is not solely a function of profitability, which will be affected by non-cash items. As a result, PVR may make cash distributions during periods when it records losses and may not make cash distributions during periods when it records profits.

In addition, the timing and amount, if any, of an increase or decrease in distributions by PVR to its unitholders will not necessarily be comparable to the timing and amount of any changes in distributions made by us. Our ability to distribute cash received from PVR to our unitholders is limited by a number of factors, including:

•	restrictions on distributions contained in any future debt agreements;

•	our estimated general and administrative expenses, including expenses we will incur as a result of being a public company as well as other operating expenses;

•	expenses of PVR’s general partner and PVR;

•

reserves necessary for us to make the necessary capital contributions to maintain our 2% general partner interest in PVR, as required by PVR’s partnership agreement upon the issuance of additional partnership securities by PVR; and

•	reserves our general partner believes prudent for us to maintain the proper conduct of our business or to provide for future distributions by us.

In addition, prior to making any distributions to our unitholders, we will reimburse our general partner and its affiliates for all direct and indirect expenses incurred by them on our behalf. Our general partner will determine the amount of these reimbursed expenses. In addition, our general partner and its affiliates may perform other services for us for which we will be charged fees as determined by our general partner. The reimbursement of these expenses, in addition to the other factors listed above, could adversely affect the amount of distributions we make to our unitholders. The actual amount of cash that is available for distribution to our unitholders will depend on numerous factors, many of which are beyond our control or the control of our general partner.

Our rate of growth may be reduced to the extent we purchase additional units from PVR, which will reduce the percentage of the cash we receive from the incentive distribution rights.

Our business strategy includes supporting the growth of PVR by purchasing PVR units or lending funds to PVR to provide funding for the acquisition of a business or asset or for an internal growth project. To the extent we purchase common units or securities not entitled to a current distribution from PVR, the rate of our distribution growth may be reduced, at least in the short term, as less of our cash distributions will come from our ownership of PVR incentive distribution rights, whose distributions increase at a faster rate than those of our other securities.

Our ability to meet our financial needs may be adversely affected by our cash distribution policy and our lack of operational assets.

Our cash distribution policy, which is consistent with our partnership agreement, requires us to distribute all of our available cash quarterly. Our only cash generating assets are partnership interests in PVR, and we currently have no independent operations separate from those of PVR. Moreover, as discussed below, a reduction in PVR’s distributions will disproportionately affect the amount of cash distributions we receive. Given that our cash distribution policy is to distribute available cash and not retain it and that our only cash generating assets are partnership interests in PVR, we may not have enough cash to meet our needs if any of the following events occur:

•	an increase in our operating expenses;

•	an increase in general and administrative expenses;

•	an increase in working capital requirements; or

•	an increase in cash needs of PVR or its subsidiaries that reduces PVR’s distributions.

PVR’s general partner, with our consent but without the consent of our unitholders, may limit or modify the incentive distributions we are entitled to receive, which may reduce cash distributions to you.

We own PVR’s general partner, which owns the incentive distribution rights in PVR that entitle us to receive increasing percentages, up to a maximum of 48% of any cash distributed to PVR as certain target distribution levels are reached in excess of $0.375 per PVR unit in any quarter. A substantial portion of the cash flow we receive from PVR is provided by these incentive distribution rights. Because of the high percentage of PVR’s incremental cash flow that is distributed to the incentive distribution rights, certain potential acquisitions might not increase cash available for distribution per PVR unit. In order to facilitate acquisitions by PVR, the board of directors of the general partner of PVR may elect to reduce the incentive distribution rights payable to us with our consent, which we may provide without the approval of our unitholders if our general partner determines that such reduction does not adversely affect our limited partners in any material respect. These reductions may be permanent reductions in the incentive distribution rights or may be reductions with respect to cash flows from the potential acquisition. If distributions on the incentive distribution rights were reduced for the benefit of the PVR units, the total amount of cash distributions we would receive from PVR, and therefore the amount of cash distributions we could pay to our unitholders, would be reduced.

A portion of our partnership interests in PVR are subordinated to PVR’s common units, which would result in decreased distributions to us if PVR is unable to meet its minimum quarterly distribution.

We own 19,587,049 units representing limited partner interests in PVR, of which approximately 79.3% are common units and 20.7% are Class B units. Currently, the Class B units will not receive any distributions in a quarter until PVR has paid the minimum quarterly distribution of $0.25 per PVR unit, plus any arrearages in the payment of the minimum quarterly distribution from prior quarters, on all of the outstanding PVR common units. Distributions on the Class B units are, therefore, more uncertain than distributions on PVR’s common units. Furthermore, no distributions may be made on the incentive distribution rights until the minimum quarterly distribution has been paid on all outstanding PVR units. Therefore, distributions with respect to the incentive distribution rights are even more uncertain than distributions on the Class B units. Neither the Class B units nor the incentive distribution rights are entitled to any arrearages from prior quarters.

A reduction in PVR’s distributions will disproportionately affect the amount of cash distributions to which we are currently entitled.

Our ownership of the incentive distribution rights in PVR, through our ownership interests in PVR’s general partner, the holder of the incentive distribution rights, entitles us to receive our pro rata share of specified percentages of total cash distributions made by PVR with respect to any particular quarter only in the event that PVR distributes more than $0.275 per unit for such quarter. As a result, the holders of PVR’s common units and Class B units have a priority over the holders of PVR’s incentive distribution rights to the extent of cash distributions by PVR up to and including $0.275 per unit for any quarter.

Our incentive distribution rights entitle us to receive increasing percentages, up to 48%, of all cash distributed by PVR. Because we are at the maximum target cash distribution level on the incentive distribution rights, future growth in distributions we receive from PVR will not result from an increase in the target cash distribution level associated with the incentive distribution rights. Furthermore, a decrease in the amount of distributions by PVR to less than $0.375 per unit per quarter would reduce our percentage of the incremental cash distributions above $0.325 per common unit per quarter from 48% to 23%. As a result, any such reduction in quarterly cash distributions from PVR would have the effect of disproportionately reducing the amount of all distributions that we receive from PVR based on our ownership interest in the incentive distribution rights in PVR as compared to cash distributions we receive from PVR with respect to our 2% general partner interest in PVR and our PVR units.

If distributions on our common units are not paid with respect to any fiscal quarter, including those at the anticipated initial distribution rate, our unitholders will not be entitled to receive such payments in the future.

Our distributions to our unitholders will not be cumulative. Consequently, if distributions on our common units are not paid with respect to any fiscal quarter, including those at the anticipated initial distribution rate, our unitholders will not be entitled to receive such payments in the future.

Our cash distribution policy limits our ability to grow.

Because we distribute all of our available cash, our growth may not be as fast as businesses that reinvest their available cash to expand ongoing operations. In fact, our growth initially will be completely dependent upon PVR’s ability to increase its quarterly distribution per unit because currently our only cash-generating assets are partnership interests in PVR. If we issue additional units or incur debt to fund acquisitions and growth capital expenditures, the payment of distributions on those additional units or interest on that debt could increase the risk that we will be unable to maintain or increase our per unit distribution level.

Consistent with the terms of its partnership agreement, PVR distributes to its partners its available cash each quarter. In determining the amount of cash available for distribution, PVR sets aside cash reserves, which it uses to fund its growth capital expenditures. Additionally, PVR has relied upon external financing sources, including commercial borrowings and other debt and equity issuances, to fund its acquisition capital expenditures. Accordingly, to the extent PVR does not have sufficient cash reserves or is unable to finance growth externally, its cash distribution policy will significantly impair its ability to grow. In addition, to the extent PVR issues additional units in connection with any acquisitions or growth capital expenditures, the payment of distributions on those additional units may increase the risk that PVR will be unable to maintain or increase its per unit distribution level, which in turn may impact the available cash that we have to distribute to our unitholders. The incurrence of additional debt to finance its growth strategy would result in increased interest expense to PVR, which in turn may reduce the available cash that we have to distribute to our unitholders.

While we or PVR may incur debt to pay distributions to our and its unitholders, respectively, the agreements governing such debt may restrict or limit the distributions we pay to our unitholders.

While we or PVR are permitted by our partnership agreements to incur debt to pay distributions to our unitholders, respectively, our or PVR’s payment of principal and interest on such indebtedness will reduce our cash available for distribution on our unitholders. We anticipate that any credit facility we enter into will limit our ability to pay distributions to our unitholders during an event of default or if an event of default would result from the distributions. In addition, any future levels of indebtedness may adversely affect our ability to obtain additional financing for future operations or capital needs, limit our ability to pursue acquisitions and other business opportunities, or make our results of operations more susceptible to adverse economic or operating conditions.

Furthermore, PVR’s debt agreements, including its revolving credit facility and senior notes, contain covenants limiting its ability to incur indebtedness, grant liens, engage in transactions with affiliates and make distributions to us. They also contain covenants requiring PVR to maintain certain financial ratios. PVR is prohibited from making any distribution to its partners if such distribution would cause an event of default or otherwise violate a covenant under these agreements. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Long-Term Debt,” for more information about PVR’s revolving credit facility and senior notes.

Our unitholders do not elect our general partner or vote on our general partner’s directors. The owner of our general partner owns a sufficient number of common units to allow it to prevent the removal of our general partner.

Unlike the holders of common stock in a corporation, our unitholders have only limited voting rights on matters affecting our business and, therefore, limited ability to influence management’s decisions regarding our business. Our unitholders do not have the ability to elect our general partner or the directors of our general partner and will have no right to elect our general partner or the directors of our general partner on an annual or other continuing basis in the future. The board of directors of our general partner, including our independent directors, is chosen by Penn Virginia, its sole member. Furthermore, if our public unitholders are dissatisfied with the performance of our general partner, they will have little ability to remove our general partner. Our general partner may not be removed except upon the vote of the holders of at least two-thirds of the outstanding common units. Because Penn Virginia owns more than one-third of our outstanding units, our general partner currently cannot be removed without its consent. As a result of these provisions, the price at which our common units will trade may be lower because of the absence or reduction of a takeover premium in the trading price.

Our general partner may cause us to issue additional common units or other equity securities without your approval, which would dilute your ownership interests.

Our general partner may cause us to issue an unlimited number of additional common units or other equity securities of equal rank with the common units, without unitholder approval. The issuance of additional common units or other equity securities of equal rank will have the following effects:

•	our unitholders’ proportionate ownership interest in us will decrease;

•	the amount of cash available for distribution on each common unit may decrease;

•	the relative voting strength of each previously outstanding common unit may be diminished;

•	the ratio of taxable income to distributions may increase; and

•	the market price of the common units may decline.

The control of our general partner may be transferred to a third party who could replace our current management team, in either case, without unitholder consent.

Our general partner may transfer its general partner interest to a third party in a merger or in a sale of all or substantially all of its assets without the consent of our unitholders. Furthermore, Penn Virginia, the owner of our general partner, may transfer its ownership interest in our general partner to a third party. The new owner of our general partner would then be in a position to replace the board of directors and officers of our general partner and to control the decisions taken by the board of directors and officers.

If PVR’s unitholders remove PVR’s general partner, we would lose our general partner interest and incentive distribution rights in PVR and the ability to manage PVR.

We currently manage PVR through Penn Virginia Resource GP, LLC, PVR’s general partner and our wholly-owned subsidiary. PVR’s partnership agreement, however, gives unitholders of PVR the right to remove the general partner of PVR upon the affirmative vote of holders of two-thirds of PVR’s outstanding units. If Penn Virginia Resource GP, LLC were removed as general partner of PVR, it would receive cash or common units in exchange for its 2% general partner interest and the incentive distribution rights and would lose its ability to manage PVR. While the common units or cash we would receive are intended under the terms of PVR’s partnership agreement to fully compensate us in the event such an exchange is required, the value of these common units or investments we make with the cash over time may not be equivalent to the value of the general partner interest and the incentive distribution rights had we retained them.

In addition, if Penn Virginia Resource GP, LLC is removed as general partner of PVR, we would face an increased risk of being deemed an investment company. See “—If in the future we cease to manage and control PVR, we may be deemed to be an investment company under the Investment Company Act of 1940.”

Our ability to sell our partnership interests in PVR may be limited by securities law restrictions and liquidity constraints.

We own 15,541,738 common units and 4,045,311 Class B units of PVR, all of which are unregistered and restricted securities within the meaning of Rule 144 under the Securities Act of 1933. Unless we were to register these units, we are limited to selling into the market in any three-month period an amount of PVR common units that does not exceed the greater of 1% of the total number of common units outstanding or the average weekly reported trading volume of the common units for the four calendar weeks prior to the sale. Furthermore, there is no public market for PVR’s Class B units and we do not expect one to develop. If we were required to sell Class B units for any reason, we likely would receive a discount to the current market price of PVR’s common units, and that discount may be substantial. In addition, we face contractual limitations on our ability to sell our general partner interest and incentive distribution rights and the market for such interests is illiquid.

You may not have limited liability if a court finds that unitholder action constitutes control of our business.

Under Delaware law, you could be held liable for our obligations to the same extent as a general partner if a court determined that the right or the exercise of the right by our unitholders as a group to remove or replace our general partner, to approve some amendments to the partnership agreement or to take other action under our partnership agreement constituted participation in the “control” of our business. Additionally, the limitations on the liability of holders of limited partner interests for the liabilities of a limited partnership have not been clearly established in many jurisdictions.

Furthermore, Section 17-607 of the Delaware Revised Uniform Limited Partnership Act provides that, under some circumstances, a unitholder may be liable to us for the amount of a distribution for a period of three years from the date of the distribution.

If in the future we cease to manage and control PVR, we may be deemed to be an investment company under the Investment Company Act of 1940.

If we cease to manage and control PVR and are deemed to be an investment company under the Investment Company Act of 1940, we would either have to register as an investment company under the Investment Company Act of 1940, obtain exemptive relief from the SEC or modify our organizational structure or our contractual rights to fall outside the definition of an investment company. Registering as an investment company could, among other things, materially limit our ability to engage in transactions with affiliates, including the purchase and sale of certain securities or other property to or from our affiliates, restrict our ability to borrow funds or engage in other transactions involving leverage and require us to add additional directors who are independent of us and our affiliates, and adversely affect the price of our common units.

Our partnership agreement restricts the rights of unitholders owning 20% or more of our units.

Our unitholders’ voting rights are restricted by the provision in our partnership agreement generally providing that any units held by a person that owns 20% or more of any class of units then outstanding, other than our general partner, its affiliates, their transferees and persons who acquired such units with the prior approval of the board of directors of the general partner, cannot be voted on any matter. In addition, our partnership agreement contains provisions limiting the ability of our unitholders to call meetings or to acquire information about our operations, as well as other provisions limiting our unitholders’ ability to influence the manner or direction of our management. As a result, the price at which our common units will trade may be lower because of the absence or reduction of a takeover premium in the trading price.

PVR may issue additional limited partner interests or other equity securities, which may increase the risk that PVR will not have sufficient available cash to maintain or increase its cash distribution level.

PVR has wide latitude to issue additional limited partner interests on the terms and conditions established by its general partner. We receive cash distributions from PVR on the general partner interests, incentive distribution rights and the limited partner interests that we hold. Because a majority of the cash we receive from PVR is attributable to our ownership of the incentive distribution rights, payment of distributions on additional PVR limited partner interests may increase the risk that PVR will be unable to maintain or increase its quarterly cash distribution per unit, which in turn may reduce the amount of incentive distributions we receive and the available cash that we have to distribute to our unitholders.

If PVR’s general partner is not fully reimbursed or indemnified for obligations and liabilities it incurs in managing the business and affairs of PVR, its value, and, therefore, the value of our common units, could decline.

The general partner of PVR may make expenditures on behalf of PVR for which it will seek reimbursement from PVR. Under Delaware partnership law, the general partner, in its capacity as the general partner of PVR, has unlimited liability for the obligations of PVR, such as its debts and environmental liabilities, except for those contractual obligations of PVR that are expressly made without recourse to the general partner. To the extent its general partner incurs obligations on behalf of PVR, it is entitled to be reimbursed or indemnified by PVR. If PVR is unable or unwilling to reimburse or indemnify its general partner, PVR’s general partner may not be able to satisfy those liabilities or obligations, which would reduce its cash flows to us.

Risks Related to Conflicts of Interest

PVR’s general partner owes fiduciary duties to PVR’s unitholders that may conflict with our interests.

Conflicts of interest exist and may arise in the future as a result of the relationships between us and our affiliates, including PVR’s general partner, on one hand, and PVR and its unitholders, on the other hand. The directors and officers of PVR’s general partner have fiduciary duties to manage PVR in a manner beneficial to us, the owner of PVR’s general partner. At the same time, PVR’s general partner has a fiduciary duty to manage PVR in a manner beneficial to PVR and its unitholders. The board of directors of PVR’s general partner or its conflicts committee will resolve any such conflict and they have broad latitude to consider the interests of all parties to the conflict. The resolution of these conflicts may not always be in our best interest or that of our unitholders.

For example, conflicts of interest may arise in the following situations:

•	the terms and conditions of any contractual agreements between us and our affiliates, on the one hand, and PVR, on the other hand;

•	the interpretation and enforcement of contractual obligations between us and our affiliates, on one hand, and PVR, on the other hand;

•	the determination of the amount of cash to be distributed to PVR’s partners and the amount of cash to be reserved for the future conduct of PVR’s business;

•	the determination of whether PVR should make acquisitions and on what terms;

•

the determination of whether PVR should use cash on hand, borrow or issue equity to raise cash to finance acquisitions or expansion capital projects, repay indebtedness, meet working capital needs, pay distributions or otherwise;

•	any decision we make in the future to engage in business activities independent of PVR; and

•	the allocation of shared overhead expenses to PVR and us.

Potential conflicts of interest may arise among our general partner, its affiliates and us. Our general partner has limited fiduciary duties to us and our unitholders, which may permit it to favor its own interests to the detriment of us and our unitholders.

Penn Virginia and its affiliates own an approximately 82% limited partner interest in us and own and control our general partner. Conflicts of interest may arise among our general partner and its affiliates (including Penn Virginia), on the one hand, and us and our unitholders, on the other hand. As a result of these conflicts, our general partner may favor its own interests and the interests of its affiliates over the interests of our unitholders. These conflicts include, among others, the following situations:

•	Our general partner is allowed to take into account the interests of parties other than us in resolving conflicts of interest, which has the effect of limiting its fiduciary duty to our unitholders.

•	Our general partner determines whether or not we incur debt and that decision may affect our or PVR’s credit ratings.

•

Our general partner may limit its liability and will reduce its fiduciary duties under our partnership agreement, while also restricting the remedies available to our unitholders for actions that, without these limitations and reductions, might constitute breaches of fiduciary duty. As a result of purchasing units, our unitholders consent to some actions and conflicts of interest that might otherwise constitute a breach of fiduciary or other duties under applicable state law.

•	Our general partner controls the enforcement of obligations owed to us by it and its affiliates.

•	Our general partner decides whether to retain separate counsel, accountants or others to perform services for us.

•

Our partnership agreement gives our general partner broad discretion in establishing financial reserves for the proper conduct of our business. These reserves also will affect the amount of cash available for distribution.

•

Our general partner determines the amount and timing of asset purchases and sales, capital expenditures, borrowings, issuances of additional partnership securities and reserves, each of which can affect the amount of cash that is available to be distributed to our unitholders.

•	Our general partner determines which costs incurred by it and its affiliates are reimbursable by us.

•

Our partnership agreement does not restrict our general partner from causing us to pay it or its affiliates for any services rendered on terms that are fair and reasonable to us or entering into additional contractual arrangements with any of these entities on our behalf.

The fiduciary duties of our general partner’s officers and directors may conflict with those of PVR’s general partner, and our partnership agreement limits the liability and reduces the fiduciary duties of our general partner to us.

Our general partner’s officers and directors have fiduciary duties to manage our business in a manner beneficial to us and our unitholders and the owner of our general partner, Penn Virginia. However, a majority of our general partner’s directors and all of its officers are also directors or officers of PVR’s general partner, which has fiduciary duties to manage the business of PVR in a manner beneficial to PVR and PVR’s unitholders. Consequently, these directors and officers may encounter situations in which their fiduciary obligations to PVR on the one hand, and us, on the other hand, are in conflict. The resolution of these conflicts may not always be in our best interest or that of our unitholders.

In addition, our partnership agreement limits the liability and reduces the fiduciary duties of our general partner to our unitholders. Our partnership agreement also restricts the remedies available to unitholders for actions that might otherwise constitute a breach of our general partner’s fiduciary duties owed to unitholders. By purchasing our units, you are treated as having consented to various actions contemplated in the partnership agreement and conflicts of interest that might otherwise constitute a breach of fiduciary or other duties under applicable state law.

We may face conflicts of interest in the allocation of administrative time among Penn Virginia’s business, our business and PVR’s business.

Our general partner shares administrative personnel with Penn Virginia and PVR’s general partner to operate Penn Virginia’s business, our business and PVR’s business. Our general partner’s officers, who are also the officers of PVR’s general partner and/or Penn Virginia, will have responsibility for overseeing the allocation of time spent by administrative personnel on our behalf and on behalf of PVR and/or Penn Virginia. These officers face conflicts regarding these time allocations that may adversely affect our or PVR’s results of operations, cash flows and financial condition. It is unlikely that these allocations will be the result of arms-length negotiations among Penn Virginia, our general partner and PVR’s general partner.

Our general partner has a call right that may require you to sell your common units at an undesirable time or price.

If at any time more than 90% of our outstanding units are owned by our general partner and its affiliates, our general partner will have the right, which it may assign to any of its affiliates or to us, but not the obligation, to acquire all, but not less than all, of the remaining units held by unaffiliated persons at a price equal to the greater of (x) the average of the daily closing prices of the common units over the 20 trading days preceding the date three days before notice of exercise of the call right is first mailed and (y) the highest price paid by our general partner or any of its affiliates for common units during the 90 day period preceding the date such notice is first mailed. As a result, you may be required to sell your common units at an undesirable time or price and may not receive any return on your investment. You may also incur a tax liability upon a sale of your common units. Affiliates of our general partner currently own approximately 82% of our outstanding common units.

Our general partner may mortgage, pledge, hypothecate or grant a security interest in all or substantially all of our assets without prior approval of our unitholders.

Our general partner may mortgage, pledge, hypothecate or grant a security interest in all or substantially all of our assets without prior approval of our unitholders. If our general partner at any time decided to incur debt and secures its obligations or indebtedness by all or substantially all of our assets, and if our general partner is unable to satisfy such obligations or repay such indebtedness, the lenders could seek to foreclose on our assets. The lenders may also sell all or substantially all of our assets under such foreclosure or other realization upon those encumbrances without prior approval of our unitholders, which would adversely affect the price of our common units.

Risks Related to PVR’s Coal Business

If PVR’s lessees do not manage their operations well, their production volumes and PVR’s coal royalty revenues could decrease.

PVR depends on its lessees to effectively manage their operations on its properties. PVR’s lessees make their own business decisions with respect to their operations, including decisions relating to:

•	the method of mining;

•	credit review of their customers;

•	marketing of the coal mined;

•	coal transportation arrangements;

•	negotiations with unions;

•	employee wages;

•	permitting;

•	surety bonding; and

•	mine closure and reclamation.

If PVR’s lessees do not manage their operations well, their production could be reduced, which would result in lower coal royalty revenues to PVR and could adversely affect PVR’s ability to make its quarterly distributions.

The coal mining operations of PVR’s lessees are subject to numerous operational risks that could result in lower coal royalty revenues.

PVR’s coal royalty revenues are largely dependent on the level of production from its coal reserves achieved by its lessees. The level of PVR’s lessees’ production is subject to operating conditions or events that may increase PVR’s lessees’ cost of mining and delay or halt production at particular mines for varying lengths of time and that are beyond their or its control, including:

•	the inability to acquire necessary permits;

•	changes or variations in geologic conditions, such as the thickness of the coal deposits and the amount of rock embedded in or overlying the coal deposit;

•	changes in governmental regulation of the coal industry;

•	mining and processing equipment failures and unexpected maintenance problems;

•	adverse claims to title or existing defects of title;

•	interruptions due to power outages;

•	adverse weather and natural disasters, such as heavy rains and flooding;

•	labor-related interruptions;

•	employee injuries or fatalities; and

•	fires and explosions.

Any interruptions to the production of coal from PVR’s reserves could reduce its coal royalty revenues and adversely affect its ability to make its quarterly distributions. In addition, PVR’s coal royalty revenues are based upon sales of coal by its lessees to their customers. If PVR’s lessees do not receive payments for delivered coal on a timely basis from their customers, their cash flow would be adversely affected, which could cause PVR’s cash flow to be adversely affected and could adversely affect PVR’s ability to make its quarterly distributions.

A substantial or extended decline in coal prices could reduce PVR’s coal royalty revenues and the value of PVR’s coal reserves.

A substantial or extended decline in coal prices from recent levels could have a material adverse effect on PVR’s lessees’ operations and on the quantities of coal that may be economically produced from its properties. This, in turn, could reduce PVR’s coal royalty revenues, its coal services revenues and the value of its coal reserves. Additionally, volatility in coal prices could make it difficult to estimate with precision the value of PVR’s coal reserves and any coal reserves that PVR may consider for acquisition.

PVR depends on a limited number of primary operators for a significant portion of its coal royalty revenues and the loss of or reduction in production from any of PVR’s major lessees could reduce its coal royalty revenues.

PVR depends on a limited number of primary operators for a significant portion of its coal royalty revenues. During 2006, five primary operators, each with multiple leases, accounted for 78% of PVR’s coal royalty revenues and 12% of our total consolidated revenues. If any of these operators enters bankruptcy or decides to cease operations or significantly reduce its production, PVR’s coal royalty revenues could be reduced.

A failure on the part of PVR’s lessees to make coal royalty payments could give PVR the right to terminate the lease, repossess the property or obtain liquidation damages and/or enforce payment obligations under the lease. If PVR repossessed any of its properties, PVR would seek to find a replacement lessee. PVR may not be able to find a replacement lessee and, if it finds a replacement lessee, PVR may not be able to enter into a new lease on favorable terms within a reasonable period of time. In addition, the outgoing lessee could be subject to bankruptcy proceedings that could further delay the execution of a new lease or the assignment of the existing lease to another operator. If PVR enters into a new lease, the replacement operator might not achieve the same levels of production or sell coal at the same price as the lessee it replaced. In addition, it may be difficult for PVR to secure new or replacement lessees for small or isolated coal reserves, since industry trends toward consolidation favor larger-scale, higher technology mining operations to increase productivity rates.

PVR’s coal business will be adversely affected if PVR is unable to replace or increase its coal reserves through acquisitions.

Because its reserves decline as its lessees mine its coal, PVR’s future success and growth depends, in part, upon its ability to acquire additional coal reserves that are economically recoverable. If PVR is unable to negotiate purchase contracts to replace or increase its coal reserves on acceptable terms, its coal royalty revenues will decline as its coal reserves are depleted. In addition, if PVR is unable to successfully integrate the companies, businesses or properties it is able to acquire, its coal royalty revenues may decline and PVR could, therefore, experience a material adverse effect on its business, financial condition or results of operations. If PVR acquires additional coal reserves, there is a possibility that any acquisition could be dilutive to earnings and reduce its ability to make distributions to unitholders or to pay interest on, or the principal of, its debt obligations. Any debt PVR incurs to finance an acquisition may similarly affect its ability to make distributions to unitholders or to pay interest on, or the principal of, its debt obligations. PVR’s ability to make acquisitions in the future also could be limited by restrictions under its existing or future debt agreements, competition from other coal companies for attractive properties or the lack of suitable acquisition candidates.

PVR’s lessees could satisfy obligations to their customers with coal from properties other than PVR’s, depriving PVR of the ability to receive amounts in excess of the minimum coal royalty payments.

PVR does not control its lessees’ business operations. Its lessees’ customer supply contracts do not generally require its lessees to satisfy their obligations to their customers with coal mined from PVR’s reserves. Several factors may influence a lessee’s decision to supply its customers with coal mined from properties PVR does not own or lease, including the royalty rates under the lessee’s lease with PVR, mining conditions, transportation costs and availability and customer coal specifications. If a lessee satisfies its obligations to its customers with coal from properties PVR does not own or lease, production under its lease will decrease, and PVR will receive lower coal royalty revenues.

Fluctuations in transportation costs and the availability or reliability of transportation could reduce the production of coal mined from PVR’s properties.

Transportation costs represent a significant portion of the total cost of coal for the customers of PVR’s lessees. Increases in transportation costs could make coal a less competitive source of energy or could make coal produced by some or all of PVR’s lessees less competitive than coal produced from other sources. On the other hand, significant decreases in transportation costs could result in increased competition for PVR’s lessees from coal producers in other parts of the country.

PVR’s lessees depend upon rail, barge, trucking, overland conveyor and other systems to deliver coal to their customers. Disruption of these transportation services due to weather-related problems, strikes, lockouts, bottlenecks and other events could temporarily impair the ability of PVR’s lessees to supply coal to their customers. PVR’s lessees’ transportation providers may face difficulties in the future and impair the ability of its lessees to supply coal to their customers, thereby resulting in decreased coal royalty revenues to PVR.

PVR’s lessees could experience labor disruptions, and PVR’s lessees’ workforces could become increasingly unionized in the future.

Two of PVR’s lessees each have one mine operated by unionized employees. One of these mines was PVR’s second largest mine on the basis of coal production as of December 31, 2006. All of PVR’s lessees could become increasingly unionized in the future. If some or all of PVR’s lessees’ non-unionized operations were to become unionized, it could adversely affect their productivity and increase the risk of work stoppages. In addition, PVR’s lessees’ operations may be adversely affected by work stoppages at unionized companies, particularly if union workers were to orchestrate boycotts against its lessees’ operations. Any further unionization of PVR’s lessees’ employees could adversely affect the stability of production from its reserves and reduce its coal royalty revenues.

PVR’s coal reserve estimates depend on many assumptions that may be inaccurate, which could materially adversely affect the quantities and value of PVR’s coal reserves.

PVR’s estimates of its coal reserves may vary substantially from the actual amounts of coal its lessees may be able to economically recover. There are numerous uncertainties inherent in estimating quantities of reserves, including many factors beyond its control. Estimates of coal reserves necessarily depend upon a number of variables and assumptions, any one of which may, if incorrect, result in an estimate that varies considerably from actual results. These factors and assumptions relate to:

•	geological and mining conditions, which may not be fully identified by available exploration data;

•	the amount of ultimately recoverable coal in the ground;

•	the effects of regulation by governmental agencies; and

•	future coal prices, operating costs, capital expenditures, severance and excise taxes and development and reclamation costs.

Actual production, revenues and expenditures with respect to PVR’s coal reserves will likely vary from estimates, and these variations may be material. As a result, you should not place undue reliance on the coal reserve data provided by PVR.

Any change in fuel consumption patterns by electric power generators away from the use of coal could affect the ability of PVR’s lessees to sell the coal they produce and thereby reduce PVR’s coal royalty revenues.

According to the U.S. Department of Energy, domestic electric power generation accounts for approximately 90% of domestic coal consumption. The amount of coal consumed for domestic electric power generation is affected primarily by the overall demand for electricity, the price and availability of competing fuels for power plants such as nuclear, natural gas, fuel oil and hydroelectric power and environmental and other governmental regulations. PVR believes that most new power plants will be built to produce electricity during peak periods of demand. Many of these new power plants will likely be fired by natural gas because of lower construction costs compared to coal-fired plants and because natural gas is a cleaner burning fuel. The increasingly stringent requirements of the Clean Air Act may result in more electric power generators shifting from coal to natural gas-fired power plants. See Item 1, “Business—Government Regulation and Environmental Matters—PVR Coal Segment—Air Emissions.”

Extensive environmental laws and regulations affecting electric power generators could have corresponding effects on the ability of PVR’s lessees to sell the coal they produce and thereby reduce PVR’s coal royalty revenues.

Federal, state and local laws and regulations extensively regulate the amount of sulfur dioxide, particulate matter, nitrogen oxides, mercury and other compounds emitted into the air from electric power plants, which are the ultimate consumers of the coal PVR’s lessees produce. These laws and regulations can require significant emission control expenditures for many coal-fired power plants, and various new and proposed laws and regulations may require further emission reductions and associated emission control expenditures. There is also continuing pressure on state and federal regulators to impose limits on carbon dioxide emissions from electric power plants, particularly coal-fired power plants. As a result of these current and proposed laws, regulations and trends, electricity generators may elect to switch to other fuels that generate less of these emissions, possibly further reducing demand for the coal that PVR’s lessees produce and thereby reducing its coal royalty revenues. See Item 1, “Business—Government Regulation and Environmental Matters—PVR Coal Segment—Air Emissions.”

Delays in PVR’s lessees obtaining mining permits and approvals, or the inability to obtain required permits and approvals, could have an adverse effect on PVR’s coal royalty revenues.

Mine operators, including PVR’s lessees, must obtain numerous permits and approvals that impose strict conditions and obligations relating to various environmental and safety matters in connection with coal mining. The permitting rules are complex and can change over time. The public has the right to comment on permit applications and otherwise participate in the permitting process, including through court intervention. Accordingly, permits required by PVR’s lessees to conduct operations may not be issued, maintained or renewed, or may not be issued or renewed in a timely fashion, or may involve requirements that restrict PVR’s lessees’ ability to economically conduct their mining operations. Limitations on PVR’s lessees’ ability to conduct their mining operations due to the inability to obtain or renew necessary permits could have an adverse effect on its coal royalty revenues. See Item 1, “Business—Government Regulation and Environmental Matters—PVR Coal Segment—Mining Permits and Approvals.”

PVR’s lessees’ mining operations are subject to extensive and costly laws and regulations, which could increase operating costs and limit its lessees’ ability to produce coal, which could have an adverse effect on PVR’s coal royalty revenues.

PVR’s lessees are subject to numerous and detailed federal, state and local laws and regulations affecting coal mining operations, including laws and regulations pertaining to employee health and safety, permitting and licensing requirements, air quality standards, water pollution, plant and wildlife protection, reclamation and restoration of mining properties after mining is completed, the discharge of materials into the environment, surface subsidence from underground mining and the effects that mining has on groundwater quality and availability. Numerous governmental permits and approvals are required for mining operations. PVR’s lessees are required to prepare and present to federal, state or local authorities data pertaining to the effect or impact that any proposed exploration for or production of coal may have upon the environment. The costs, liabilities and requirements associated with these regulations may be significant and time-consuming and may delay commencement or continuation of exploration or production operations. The possibility exists that new laws or regulations (or judicial interpretations of existing laws and regulations) may be adopted in the future that could materially affect PVR’s lessees’ mining operations, either through direct impacts such as new requirements impacting its lessees’ existing mining operations, or indirect impacts such as new laws and regulations that discourage or limit coal consumers’ use of coal. Any of these direct or indirect impacts could have an adverse effect on PVR’s coal royalty revenues. See Item 1, “Business—Government Regulation and Environmental Matters—PVR Coal Segment.”

Because of extensive and comprehensive regulatory requirements, violations during mining operations are not unusual in the industry and, notwithstanding compliance efforts. PVR does not believe violations by its lessees can be eliminated completely. Failure to comply with these laws and regulations may result in the assessment of administrative, civil and criminal penalties, the imposition of cleanup and site restoration costs and liens and, to a lesser extent, the issuance of injunctions to limit or cease operations. PVR’s lessees may also incur costs and liabilities resulting from claims for damages to property or injury to persons arising from their operations. If PVR’s lessees are required to pay these costs and liabilities and if their financial viability is affected by doing so, then their mining operations and, as a result, PVR’s coal royalty revenues and its ability to make distributions to us, could be adversely affected.

Recent mining accidents in West Virginia and Kentucky have received national attention and instigated responses at the state and national level that have resulted in increased scrutiny of current safety practices and procedures at all mining operations, particularly underground mining operations. See Item 1, “Business—Government Regulation and Environmental Matters—PVR Coal Segment—Mine Health and Safety Laws,” for a more detailed discussion of recently enacted legislation that addresses mine safety equipment, training and emergency reporting requirements. Implementing and complying with these new laws and regulations could adversely affect PVR’s lessees’ coal production and could therefore have an adverse affect on PVR’s coal royalty revenues and its ability to make distributions to us.

Risks Related to PVR’s Natural Gas Midstream Business

The success of PVR’s natural gas midstream business depends upon its ability to find and contract for new sources of natural gas supply.

In order to maintain or increase throughput levels on PVR’s gathering systems and asset utilization rates at its processing plants, PVR must contract for new natural gas supplies. The primary factors affecting PVR’s ability to connect new supplies of natural gas to its gathering systems include the level of drilling activity creating new gas supply near its gathering systems, PVR’s success in contracting for existing natural gas supplies that are not committed to other systems and PVR’s ability to expand and increase the capacity of its systems. PVR may not be able to obtain additional contracts for natural gas supplies.

Fluctuations in energy prices can greatly affect production rates and investments by third parties in the development of new oil and natural gas reserves. Drilling activity generally decreases as oil and natural gas prices decrease. PVR has no control over the level of drilling activity in its areas of operations, the amount of reserves underlying the wells and the rate at which production from a well will decline. In addition, PVR has no control over producers or their production decisions, which are affected by, among other things, prevailing and projected energy prices, demand for hydrocarbons, the level of reserves, geological considerations, governmental regulation and the availability and cost of capital.

PVR’s midstream assets, including its gathering systems and processing plants, are connected to natural gas reserves and wells for which the production will naturally decline over time. PVR’s cash flows associated with these systems will decline unless it is able to secure new supplies of natural gas by connecting additional production to these systems. A material decrease in natural gas production in PVR’s areas of operation, as a result of depressed commodity prices or otherwise, would result in a decline in the volume of natural gas PVR handles, which would reduce its revenues and operating income. In addition, PVR’s future growth will depend, in part, upon whether it can contract for additional supplies at a greater rate than the rate of natural decline in PVR’s currently connected supplies.

The profitability of PVR’s natural gas midstream business is dependent upon prices and market demand for natural gas and natural gas liquids, which are beyond PVR’s control and have been volatile.

PVR is subject to significant risks due to fluctuations in natural gas commodity prices. During 2005, PVR generated a majority of its gross margin from two types of contractual arrangements under which its margin is exposed to increases and decreases in the price of natural gas and natural gas liquids (or NGLs)—percentage-of-proceeds and keep-whole arrangements. See Item 1, “Business—PVR’s Contracts—PVR Natural Gas Midstream Segment.”

Virtually all of the natural gas gathered on PVR’s Crescent System and Hamlin System is contracted under percentage-of-proceeds arrangements. The natural gas gathered on PVR’s Beaver System is contracted primarily under either percentage-of proceeds or gas purchase/keep-whole arrangements. Under both types of arrangements, PVR provides gathering and processing services for natural gas received. Under percentage-of-proceeds arrangements, PVR generally sells the NGLs produced from the processing operations and the remaining residue gas at market prices and remits to the producers an agreed upon percentage of the proceeds based upon an index price for the gas and the price received for the NGLs. Under these percentage-of-proceeds arrangements, revenues and gross margins decline when natural gas prices and NGL prices decrease. Accordingly, a decrease in the price of natural gas or NGLs could have a material adverse effect on PVR’s results of operations. Under gas purchase/keep-whole arrangements, PVR generally buys natural gas from producers based upon an index price and then sells the NGLs and the remaining residue gas to third parties at market prices. Because the extraction of the NGLs from the natural gas during processing reduces the volume of natural gas available for sale, profitability is dependent on the value of those NGLs being higher than the value of the volume of gas reduction or “shrink.” Under these arrangements, revenues and gross margins decrease when the price of natural gas increases relative to the price of NGLs. Accordingly, a change in the relationship between the price of natural gas and the price of NGLs could have a material adverse effect on PVR’s results of operations.

In the past, the prices of natural gas and NGLs have been extremely volatile, and PVR expects this volatility to continue. The markets and prices for residue gas and NGLs depend upon factors beyond PVR’s control. These factors include demand for oil, natural gas and NGLs, which fluctuates with changes in market and economic conditions, and other factors, including:

•	the impact of weather on the demand for oil and natural gas;

•	the level of domestic oil and natural gas production;

•	the availability of imported oil and natural gas;

•	actions taken by foreign oil and gas producing nations;

•	the availability of local, intrastate and interstate transportation systems;

•	the availability and marketing of competitive fuels;

•	the impact of energy conservation efforts; and

•	the extent of governmental regulation and taxation.

Acquisitions and expansions may affect PVR’s business by substantially increasing the level of its indebtedness and contingent liabilities and increasing the risks of being unable to effectively integrate these new operations.

From time to time, PVR evaluates and acquires assets and businesses that it believes compliment its existing operations. PVR may encounter difficulties integrating these acquisitions with its existing businesses without a loss of employees or customers, a loss of revenues, an increase in operating or other costs or other difficulties. In addition, PVR may not be able to realize the operating efficiencies, competitive advantages, cost savings or other benefits expected from these acquisitions. Future acquisitions may require substantial capital or the incurrence of substantial indebtedness. As a result, PVR’s capitalization and results of operations may change significantly following an acquisition, and you will not have the opportunity to evaluate the economic, financial and other relevant information that PVR will consider in determining the application of these funds and other resources. Future PVR acquisitions might not generate increases in PVR’s pro forma available cash per unit, and may not increase cash distributions to PVR’s unitholders.

Expanding PVR’s natural gas midstream business by constructing new gathering systems, pipelines and processing facilities subjects PVR to construction risks.

One of the ways PVR may grow its midstream business is through the construction of additions to existing gathering, compression and processing systems. The construction of a new gathering system or pipeline, the expansion of an existing pipeline through the addition of new pipe or compression and the construction of new processing facilities involve numerous regulatory, environmental, political and legal uncertainties beyond PVR’s control and require the expenditure of significant amounts of capital. If PVR undertakes these projects, they may not be completed on schedule, or at all, or at the budgeted cost. Moreover, PVR’s revenues may not increase immediately upon the expenditure of funds on a particular project. For example, the construction of gathering facilities requires the expenditure of significant amounts of capital, which may exceed PVR’s estimates. Generally, it may have only limited natural gas supplies committed to these facilities prior to their construction.

Moreover, PVR may construct facilities to capture anticipated future growth in production in a region in which anticipated production growth does not materialize. As a result, there is the risk that new facilities may not be able to attract enough natural gas to achieve PVR’s expected investment return, which could adversely affect its financial position or results of operations and its ability to make distributions to us.

If PVR is unable to obtain new rights-of-way or the cost of renewing existing rights-of-way increases, then it may be unable to fully execute its growth strategy and its cash flows could be reduced.

The construction of additions to PVR’s existing gathering assets may require PVR to obtain new rights-of-way before constructing new pipelines. PVR may be unable to obtain rights-of-way to connect new natural gas supplies to its existing gathering lines or capitalize on other attractive expansion opportunities. Additionally, it may become more expensive for PVR to obtain new rights-of-way or to renew existing rights-of-way. If the cost of obtaining new rights-of-way or renewing existing rights-of-way increases, then PVR’s cash flows could be reduced.

PVR is exposed to the credit risk of its coal lessees and midstream customers, and nonpayment or nonperformance by PVR’s lessees or customers could reduce its cash flows.

PVR is subject to risk of loss resulting from nonpayment or nonperformance by its midstream customers. For 2006, two customers represented 49% of our total natural gas midstream revenues and 38% of our total consolidated revenues. Any nonpayment or nonperformance by midstream customers could reduce its cash flows.

Any reduction in the capacity of, or the allocations to, PVR in interconnecting third-party pipelines could cause a reduction of volumes processed, which would adversely affect PVR’s revenues and cash flow.

PVR is dependent upon connections to third-party pipelines to receive and deliver residue gas and NGLs. Any reduction of capacities of these interconnecting pipelines due to testing, line repair, reduced operating pressures or other causes could result in reduced volumes gathered and processed in PVR’s midstream facilities. Similarly, if additional shippers begin transporting volumes of residue gas and NGLs on interconnecting pipelines, its allocations in these pipelines would be reduced. Any reduction in volumes gathered and processed in PVR’s facilities would adversely affect its revenues and cash flow.

Natural gas hedging transactions may limit PVR’s potential gains and involve other risks.

In order to manage PVR’s exposure to price risks in the marketing of its natural gas and NGLs, PVR periodically enters into natural gas and NGL price hedging arrangements with respect to a portion of its expected production. PVR’s hedges are limited in duration, usually for periods of two years or less. However, in connection with acquisitions, sometimes PVR’s hedges are for longer periods. These hedging transactions may limit PVR’s potential gains if natural gas or NGL prices were to rise over the price established by the hedging arrangements. In trying to maintain an appropriate balance, it may end up hedging too much or too little, depending upon how natural gas or NGL prices fluctuate in the future. PVR’s hedging transactions may not reduce the risk or minimize the effect of any decline in natural gas or NGL prices.

In addition, hedging transactions may expose PVR to the risk of financial loss in certain circumstances, including instances in which:

•	PVR’s production is less than expected;

•	there is a widening of price basis differentials between delivery points for PVR’s production and the delivery point assumed in the hedge arrangement;

•	the counterparties to PVR’s futures contracts fail to perform under the contracts; or

•	a sudden, unexpected event materially impacts natural gas or NGL prices.

In addition, hedging transactions using derivative instruments involve basis risk. Basis risk in a hedging contract occurs when the index upon which the contract is based is more or less variable than the index upon which the hedged asset is based, thereby making the hedge less effective. For example, a NYMEX index used for hedging certain volumes of production may have more or less variability than the regional price index used for the sale of that production.

PVR’s natural gas midstream business involves many hazards and operational risks, some of which may not be fully covered by insurance.

PVR’s midstream operations are subject to the many hazards inherent in the gathering, compression, treating, processing and transportation of natural gas and NGLs, including:

•	damage to pipelines, related equipment and surrounding properties caused by hurricanes, tornadoes, floods, fires and other natural disasters and acts of terrorism;

•	inadvertent damage from construction and farm equipment;

•	leaks of natural gas, NGLs and other hydrocarbons; and

•	fires and explosions.

These risks could result in substantial losses due to personal injury or loss of life, severe damage to and destruction of property and equipment and pollution or other environmental damage and may result in curtailment or suspension of PVR’s related operations. PVR’s midstream operations are concentrated in Texas and Oklahoma, and a natural disaster or other hazard affecting these areas could have a material adverse effect on PVR’s operations. PVR is not fully insured against all risks incident to its midstream business. PVR does not have property insurance on all of its underground pipeline systems that would cover damage to the pipelines. PVR is not insured against all environmental accidents that might occur, other than those considered to be sudden and accidental. If a significant accident or event occurs that is not fully insured, it could adversely affect PVR’s operations and financial condition.

Federal, state or local regulatory measures could adversely affect PVR’s natural gas midstream business.

PVR owns and operates an 11-mile interstate natural gas pipeline that, pursuant to the NGA, is subject to the jurisdiction of the FERC. The FERC has granted PVR waivers of various requirements otherwise applicable to conventional FERC-jurisdictional pipelines, including the obligation to file a tariff governing rates, terms and conditions of open access transportation service. The FERC has determined that PVR will have to comply with the filing requirements if the natural gas company ever desires to apply for blanket transportation authority to transport third-party gas on the 11-mile pipeline. The FERC may revoke these PVR waivers at any time.

PVR’s natural gas gathering facilities generally are exempt from the FERC’s jurisdiction under the NGA, but FERC regulation nevertheless could change and significantly affect PVR’s gathering business and the market for its services. For a more detailed discussion on how regulatory measures affect PVR’s natural gas gathering systems, see Item 1, “Business—Government Regulation and Environmental Matters—PVR Natural Gas Midstream Segment.”

Failure to comply with applicable federal and state laws and regulations can result in the imposition of administrative, civil and criminal remedies.

PVR’s natural gas midstream business is subject to extensive environmental regulation.

Many of the operations and activities of PVR’s gathering systems, plants and other facilities are subject to significant federal, state and local environmental laws and regulations. These include, for example, laws and regulations that impose obligations related to air emissions and discharge of wastes from its facilities and the cleanup of hazardous substances that may have been released at properties currently or previously owned or operated by Cantera or locations to which it has sent wastes for disposal. These laws and regulations can restrict or impact PVR’s business activities in many ways, including restricting the manner in which it disposes of substances, requiring pre-approval for the construction or modification of certain projects or facilities expected to produce air emissions, requiring remedial action to remove or mitigate contamination, and requiring capital expenditures to comply with control requirements. Failure to comply with these laws and regulations may trigger a variety of administrative, civil and criminal enforcement measures, including the assessment of monetary penalties, the imposition of remedial requirements and the issuance of orders enjoining future operations. Certain environmental statutes impose strict, joint and several liability for costs required to clean up and restore sites where substances and wastes have been disposed or otherwise released. Moreover, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the release of substances or wastes into the environment.

There is inherent risk of the incurrence of environmental costs and liabilities in PVR’s midstream business due its handling of natural gas and other petroleum products, air emissions related to its midstream operations, historical industry operations, waste disposal practices and Cantera’s prior use of natural gas flow meters containing mercury. For example, an accidental release from one of PVR’s pipelines or processing facilities could subject it to substantial liabilities arising from environmental cleanup, restoration costs and natural resource damages, claims made by neighboring landowners and other third parties for personal injury and property damage, and fines or penalties for related violations of environmental laws or regulations. Moreover, the possibility exists that stricter laws, regulations or enforcement policies could significantly increase PVR’s compliance costs and the cost of any remediation that may become necessary. PVR may incur material environmental costs and liabilities. Insurance may not provide sufficient coverage in the event an environmental claim is made. See Item 1, “Business—Government Regulation and Environmental Matters—PVR Natural Gas Midstream Segment.”

Tax Risks to Our Common Unitholders

If we or PVR were to become subject to entity-level taxation for federal or state tax purposes, then our cash available for distribution to you would be substantially reduced.

The value of our investment in PVR depends largely on PVR being treated as a partnership for federal income tax purposes, which requires that 90% or more of PVR’s gross income for every taxable year consist of qualifying income, as defined in Section 7704 of the Internal Revenue Code. PVR may not meet this requirement or current law may change so as to cause, in either event, PVR to be treated as a corporation for federal income tax purposes or otherwise subject to federal income tax. Moreover, the anticipated after-tax economic benefit of an investment in our common units depends largely on our being treated as a partnership for federal income tax purposes. We have not requested, and do not plan to request, a ruling from the Internal Revenue Service, or IRS, on this or any other matter affecting us.

If PVR were treated as a corporation for federal income tax purposes, it would pay federal income tax on its taxable income at the corporate tax rate, which is currently a maximum of 35%. Distributions to us would generally be taxed again as corporate distributions, and no income, gains, losses, deductions or credits would flow through to us. As a result, there would be a material reduction in our anticipated cash flow and distributions to unitholders, likely causing a substantial reduction in the value of our units.

If we were treated as a corporation for federal income tax purposes, we would pay federal income tax on our taxable income at the corporate tax rate. Distributions to you would generally be taxed again as corporate distributions, and no income, gains, losses, deductions or credits would flow through to you. Because a tax would be imposed upon us as a corporation, our cash available for distribution to you would be substantially reduced. Thus, treatment of us as a corporation would result in a material reduction in our anticipated cash flow, likely causing a substantial reduction in the value of our units.

Current law may change, causing us or PVR to be treated as a corporation for federal income tax purposes or otherwise subjecting us or PVR to entity level taxation. In addition, because of widespread state budget deficits and other reasons, several states are evaluating ways to subject partnerships to entity level taxation through the imposition of state income, franchise or other forms of taxation. For example, PVR will be subject to a new entity level tax on the portion of its income that is generated in Texas beginning in its tax year that ends December 31, 2007. Imposition of such tax on us or PVR by Texas, or any other state, will reduce our cash available for distribution to you.

PVR’s partnership agreement provides that if a law is enacted or existing law is modified or interpreted in a manner that subjects PVR to taxation as a corporation or otherwise subjects PVR to entity-level taxation for federal, state or local income tax purposes, then the minimum quarterly distribution amount and the target distribution amounts will be adjusted to reflect the impact of that law on PVR. Likewise, our cash distributions to you will be reduced if we or PVR is subjected to any form of such an entity-level taxation.

If the IRS contests the federal income tax positions that we or PVR take, it may adversely affect the market for our common units or PVR limited partner units, and the costs of any contest will reduce cash available for distribution to our unitholders.

We have not requested a ruling from the IRS with respect to our treatment as a partnership for federal income tax purposes or any other matter that affects us. Moreover, PVR has not requested any ruling from the IRS with respect to its treatment as a partnership for federal income tax purposes or any other matter that affects it. The IRS may adopt positions that differ from the positions we or PVR take. It may be necessary to resort to administrative or court proceedings to sustain some or all of the positions we or PVR take. A court may disagree with some or all of the positions we or PVR take. Any contest with the IRS may materially and adversely impact the market for our common units or PVR’s common units and the price at which they trade. In addition, the cost of any contest between PVR and the IRS will result in a reduction in cash available for distribution to PVR unitholders and thus indirectly by us, as a unitholder and as the owner of the general partner of PVR. Moreover, the costs of any contest between us and the IRS will result in a reduction in cash available for distribution to our unitholders and thus will be borne indirectly by our unitholders.

You may be required to pay taxes on your share of our income even if you do not receive any cash distributions from us.

Because our unitholders will be treated as partners to whom we will allocate taxable income which could be different in amount than the cash we distribute, you will be required to pay any federal income taxes and, in some cases, state and local income taxes on your share of our taxable income, whether or not you receive cash distributions from us. You may not receive cash distributions from us equal to your share of our taxable income or even equal to the tax liability that results from the taxation of your share of our taxable income.

Tax gain or loss on disposition of our common units could be more or less than expected.

If you sell your common units, you will recognize a gain or loss equal to the difference between the amount realized and the adjusted tax basis in those common units. Prior distributions to you in excess of the total net taxable income allocated to you, which decreased the tax basis in your common units, will, in effect, become taxable income to you if the common units are sold at a price greater than your tax basis in those common units, even if the price you receive is less than the original cost. A substantial portion of the amount realized, whether or not representing gain, may be ordinary income to you. In addition, if you sell your units, you may incur a tax liability in excess of the amount of cash you receive from the sale.

Tax-exempt entities and foreign persons face unique tax issues from owning common units that may result in adverse tax consequences to them.

Investment in common units by tax-exempt entities, including employee benefit plans and individual retirement accounts (known as IRAs), and non-U.S. persons raises issues unique to them. For example, virtually all of our income allocated to organizations exempt from federal income tax, including individual retirement accounts and other retirement plans, will be unrelated business taxable income and will be taxable to such a unitholder. Distributions to non-U.S. persons will be reduced by withholding taxes imposed at the highest effective applicable tax rate, and non-U.S. persons will be required to file United States federal income tax returns and pay tax on their share of our taxable income.

We treat each purchaser of our common units as having the same tax benefits without regard to the common units purchased. The IRS may challenge this treatment, which could adversely affect the value of our common units.

Because we cannot match transferors and transferees of common units, we will adopt depreciation and amortization positions that may not conform with all aspects of existing Treasury Regulations. A successful IRS challenge to those positions could adversely affect the amount of tax benefits available to our unitholders. It also could affect the timing of these tax benefits or the amount of gain from your sale of common units and could have a negative impact on the value of our common units or result in audits of and adjustments to our unitholders’ tax returns.

The sale or exchange of 50% or more of our capital and profits interests during any twelve-month period will result in the termination of our partnership for federal income tax purposes.

We will be considered to have been terminated for federal income tax purposes if there is a sale or exchange of 50% or more of the total interests in our capital and profits within a twelve-month period. A sale or exchange would occur, for example, if we sold our business or merged with another company, or if any of our unitholders, including Penn Virginia or any of its affiliates, sold or transferred their partnership interests in us. Our termination would, among other things, result in the closing of our taxable year for all unitholders and could result in a deferral of depreciation deductions allowable in computing our taxable income.

Our ratio of taxable income to cash distributions will be much greater than the ratio applicable to holders of common units in PVR.

Our ratio of taxable income to cash distributions will be much greater than the ratio applicable to holders of common units in PVR. Other holders of common units in PVR will receive remedial allocations of deductions from PVR. Remedial allocations of deductions to us will be very limited. In addition, our ownership of PVR incentive distribution rights will cause more taxable income to be allocated to us from PVR than will be allocated to holders who hold only common units in PVR. If PVR is successful in increasing its distributions over time, our income allocations from our PVR incentive distribution rights will increase, and, therefore, our ratio of taxable income to cash distributions will increase. Because our ratio of taxable income to cash distributions will be greater than the ratio applicable to holders of common units in PVR, your allocable taxable income will be significantly greater than that of a holder of common units in PVR who receives cash distributions from PVR equal to the cash distributions you receive from us.

You will likely be subject to state and local taxes and return filing requirements in states where you do not live as a result of investing in our common units.

In addition to federal income taxes, our unitholders will likely be subject to other taxes, including state and local taxes, unincorporated business taxes and estate, inheritance or intangible taxes that are imposed by the various jurisdictions in which we or PVR do business or own property now or in the future, even if you do not reside in any of those jurisdictions. You likely will be required to file state and local income tax returns and pay state and local income taxes in some or all of these jurisdictions. Further, unitholders may be subject to penalties for failure to comply with those requirements. It your responsibility to file all United States federal, state and local tax returns that may be required of you. Our counsel has not rendered an opinion on the state or local tax consequences of an investment in our common units.

Item 1B	Unresolved Staff Comments

We received no written comments from the SEC staff regarding our periodic or current reports under the Exchange Act within 180 days before the end of our fiscal year ended December 31, 2006.

Item 2	Properties

Title to Properties Owned or Controlled by PVR

The following maps show the general locations of PVR’s coal reserves and related infrastructure investments and PVR’s natural gas gathering and processing systems as of December 31, 2006:

PVR believes that it has satisfactory title to all of its properties and the associated coal reserves in accordance with standards generally accepted in the coal and natural gas midstream industries.

Facilities

PVR’s general partner provides all of PVR’s office space, except for a field office that PVR owns near Charleston, West Virginia.

Coal Reserves and Production

As of December 31, 2006, PVR owned or controlled approximately 765 million tons of proven and probable coal reserves located on approximately 379,000 acres (including fee and leased acreage) in Kentucky, New Mexico, Virginia and West Virginia. PVR’s coal reserves are in various surface and underground mine seams located on the following properties:

•

Central Appalachia Basin: properties, located in Buchanan, Lee and Wise Counties, Virginia; Floyd, Harlan, Knott and Letcher Counties, Kentucky; and Boone, Fayette, Kanawha, Lincoln, Logan and Raleigh Counties, West Virginia;

•	Northern Appalachia Basin: properties located in Barbour, Harrison, Lewis, Monongalia and Upshur Counties, West Virginia;

•	San Juan Basin: properties located in McKinley County, New Mexico; and

•	Illinois Basin: properties located in Henderson and Webster Counties, Kentucky.

Coal reserves are coal tons that can be economically extracted or produced at the time of determination considering legal, economic and technical limitations. All of the estimates of PVR’s coal reserves are classified as proven and probable reserves. Proven and probable reserves are defined as follows:

Proven Reserves. Proven reserves are reserves for which: (i) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes; (ii) grade and/or quality are computed from the results of detailed sampling; and (iii) the sites for inspection, sampling and measurement are spaced so closely, and the geologic character is so well defined, that the size, shape, depth and mineral content of reserves are well-established.

Probable Reserves. Probable reserves are reserves for which quantity and grade and/or quality are computed from information similar to that used for proven reserves, but the sites for inspection, sampling and measurement are more widely spaced or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven reserves, is high enough to assume continuity between points of observation.

In areas where geologic conditions indicate potential inconsistencies related to coal reserves, PVR performs additional exploration to ensure the continuity and mineability of the coal reserves. Consequently, sampling in those areas involves drill holes or channel samples that are spaced closer together than those distances cited above.

Coal reserve estimates are adjusted annually for production, unmineable areas, acquisitions and sales of coal in place. The majority of PVR’s reserves are high in energy content, low in sulfur and suitable for either the steam or metallurgical market.

The amount of coal that a lessee can profitably mine at any given time is subject to several factors and may be substantially different from “proven and probable reserves.” Included among the factors that influence profitability are the existing market price, coal quality and operating costs.

PVR’s lessees mine coal using both underground and surface methods. As of December 31, 2006, PVR’s lessees operated 29 surface mines and 39 underground mines. Approximately 73% of the coal produced from PVR’s properties in 2006 came from underground mines and 27% came from surface mines. Most of PVR’s lessees use the continuous mining method in all of their underground mines located on PVR’s properties. In continuous mining, main airways and transportation entries are developed and remote-controlled continuous miners extract coal from “rooms,” leaving “pillars” to support the roof. Shuttle cars transport coal to a conveyor belt for transportation to the surface. In several underground mines, our lessees use two continuous miners running at the same time, also known as a supersection, to improve productivity and reduce unit costs.

Two of PVR’s lessees use the longwall mining method to mine underground reserves. Longwall mining uses hydraulic jacks or shields, varying from four feet to twelve feet in height, to support the roof of the mine while a mobile cutting shearer advances through the coal. Chain conveyors then move the coal to a standard deep mine conveyor belt system for delivery to the surface. Continuous mining is used to develop access to long rectangular panels of coal that are mined with longwall equipment, allowing controlled caving behind the advancing machinery. Longwall mining is typically highly productive when used for large blocks of medium to thick coal seams.

Surface mining methods used by PVR’s lessees include auger and highwall mining to enhance production, improve reserve recovery and reduce unit costs. On PVR’s San Juan Basin property, a combination of the dragline and truck-and-shovel surface mining methods is used to mine the coal. Dragline and truck-and-shovel mining uses large capacity machines to remove overburden to expose the coal seams. Wheel loaders then load the coal in haul trucks for transportation to a loading facility.

PVR’s lessees’ customers are primarily electric utilities, also referred to as “steam” markets. Coal produced from PVR’s properties is transported by rail, barge and truck, or a combination of these means of transportation. Coal from the Virginia portion of the Wise property and the Buchanan property is primarily shipped to electric utilities in the Southeast by the Norfolk Southern railroad. Coal from the Kentucky portion of the Wise property is primarily shipped to electric utilities in the Southeast by the CSX railroad. Coal from the Coal River and Spruce Laurel properties is shipped to steam and metallurgical customers by the CSX railroad, by barge along the Kanawha River and by truck or by a combination thereof. Coal from the Northern Appalachia property is shipped by barge on the Monongahela River, by truck and by the CSX and Norfolk Southern railroads. Coal from the Illinois Basin property is shipped by barge on the Green River and by truck. Coal from the San Juan Basin property is shipped to steam markets in New Mexico and Arizona by the Burlington Northern Santa Fe railroad. All of PVR’s properties contain and have access to numerous roads and state or interstate highways.

The following table shows PVR’s most important coal producing seams by property:

Area	Property	State	Producing Mine Types	Seam Name	Height Range (ft.)
Central Appalachia	Wise	Virginia, Kentucky	Surface, Underground	U. Parsons	1.00 - 6.00
				Phillips	1.50 - 6.00
				Low Splint	1.00 - 5.50
				Taggart/Marker	1.50 - 9.00
				U. Wilson	1.50 - 5.50
				Kelly/Imboden	1.00 - 7.50
	Buchanan	Virginia	Surface, Underground	Hagy	2.50 - 3.50
				Splashdam	2.50 - 4.00
	Wayland	Kentucky	Underground	U. Elkhorn No. 2	2.33 - 4.00
Coal River,
	Fields Creek	West Virginia	Surface, Underground	Stockton	4.00 - 12.00
				Coalburg	1.00 - 11.00
				Winifrede	1.00 - 7.00
				Chilton	1.00 - 4.00
				Cedar Grove	1.00 - 5.50
				No. 2 Gas	1.50 - 8.00
	Toney Fork	West Virginia	Surface	Coalburg	5.00 - 16.00
	Spruce Laurel	West Virginia	Underground	Coalburg	3.00 - 6.00
				Winifrede	2.50 - 4.00
				Chilton	2.50 - 4.00
				Alma	2.50 - 7.00
Northern Appalachia	Federal	West Virginia	Underground	Pittsburgh	6.50 - 9.50
	Upshur	West Virginia	Surface, Underground	Redstone	3.00 - 6.50
				Pittsburgh	2.00 - 9.00
San Juan Basin	Lee Ranch	New Mexico	Surface	Cleary Group Seams	8.00 - 16.00
Illinois Basin	Green River	Kentucky	Surface, Underground	KY No. 9	3.00 - 5.00

The following tables set forth production data and reserve information with respect to each of PVR’s properties:

	Production Year Ended December 31,
Property	2006	2005	2004
	(tons in millions)
Central Appalachia	20.2	19.0	20.1
Northern Appalachia	5.0	5.0	5.6
Illinois Basin	2.5	1.4	—
San Juan Basin	5.1	4.8	5.5

Total	32.8	30.2	31.2

	Proven and Probable Reserves at December 31, 2006
Property	Under- ground	Surface	Total	Steam	Metallurgical	Total
	(tons in millions)
Central Appalachia	425.3	133.6	558.9	459.0	99.9	558.9
Northern Appalachia	33.8	2.2	36.0	36.0	—	36.0
Illinois Basin	99.6	13.0	112.6	112.6	—	112.6
San Juan Basin	—	57.9	57.9	57.9	—	57.9

Total	558.7	206.7	765.4	665.5	99.9	765.4

Of the approximately 765 million tons of proven and probable coal reserves to which PVR had rights as of December 31, 2006, PVR owned the mineral interests and the related surface rights to 461 million tons, or 60%, and PVR owned only the mineral interests to 164 million tons, or 22%. PVR leases the mineral rights to the remaining 140 million tons, or 18%, from unaffiliated third parties and, in turn, subleases these reserves to PVR’s lessees. For the reserves PVR leases from third parties, PVR pays royalties to the owner based on the amount of coal produced from the leased reserves. Additionally, in some instances, PVR purchases surface rights or otherwise compensates surface right owners for mining activities on their properties. In 2006, PVR’s aggregate expenses to third-party surface and mineral owners were $6.9 million.

The following table sets forth the coal reserves PVR owns and leases with respect to each of its coal properties as of December 31, 2006:

Property	Owned	Leased	Total
	(tons in millions)
Central Appalachia	422.7	136.2	558.9
Northern Appalachia	36.0	—	36.0
Illinois Basin	112.6	—	112.6
San Juan Basin	54.0	3.9	57.9

Total	625.3	140.1	765.4

PVR’s coal reserve estimates are prepared from geological data assembled and analyzed by PVR’s general partner’s and its affiliates’ geologists and engineers. These estimates are compiled using geological data taken from thousands of drill holes, geophysical logs, adjacent mine workings, outcrop prospect openings and other sources. These estimates also take into account legal, qualitative technical and economic limitations that may keep coal from being mined. Coal reserve estimates will change from time to time due to mining activities, analysis of new engineering and geological data, acquisition or divestment of reserve holdings, modification of mining plans or mining methods and other factors.

PVR classifies low sulfur coal as coal with a sulfur content of less than 1.0%, medium sulfur coal as coal with a sulfur content between 1.0% and 1.5% and high sulfur coal as coal with a sulfur content of greater than 1.5%. Compliance coal is that portion of low sulfur coal that meets compliance standards for the Clean Air Act. As of December 31, 2006, approximately 27% of PVR’s reserves met compliance standards for the Clean Air Act and 42% were low sulfur. The following table sets forth PVR’s estimate of the sulfur content and the typical clean coal quality of its recoverable coal reserves at December 31, 2006:

		Sulfur Content					Typical Clean Coal Quality
		Reserves as of December 31, 2006					Heat Content
Property	Compliance (1)	Low Sulfur (2)	Medium Sulfur	High Sulfur	Sulfur Unclassified	Total	Btu per Pound (3)	Sulfur (%)	Ash (%)
			(tons in millions)
Central Appalachia	210.1	285.5	149.1	30.7	93.6	558.9	12,850	1.03	6.46
Northern Appalachia	—	—	—	36.0	—	36.0	12,900	2.58	8.80
Illinois Basin	—	—	—	112.6	—	112.6	11,034	2.96	8.32
San Juan Basin	—	34.6	18.6	4.7	—	57.9	9,200	0.89	17.80

Total	210.1	320.1	167.7	184.0	93.6	765.4

(1)	Compliance coal is low sulfur coal which, when burned, emits less than 1.2 pounds of sulfur dioxide per million BTU. Compliance coal meets the sulfur dioxide emission standards imposed by the Clean Air Act without blending in other coals or using sulfur dioxide reduction technologies. Compliance coal is a subset of low sulfur coal and is, therefore, also reported within the amounts for low sulfur coal.
(2)	Includes compliance coal.
(3)	As-received BTU per pound includes the weight of moisture in the coal on an as sold basis.

The following table shows the proven and probable coal reserves PVR leases to mine operators by property:

	Proven and Probable Reserves As of December 31, 2006
Property	Total Controlled	Leased to Operators	Percentage Leased
	(tons in millions)
Central Appalachia	558.9	479.5	86%
Northern Appalachia	36.0	35.2	98%
Illinois Basin	112.6	40.5	36%
San Juan Basin	57.9	57.9	100%

Total	765.4	613.1	80%

Coal Preparation and Loading Facilities

PVR generates coal services revenues from fees it charges to its lessees for the use of its coal preparation and loading facilities. The facilities provide efficient methods to enhance lessee production levels and exploit PVR’s reserves. Historically, the majority of these fees have been generated by PVR’s unit train loadout facility on its Central Appalachia property, which accommodates 108 car unit trains that can be loaded in approximately four hours. Some of PVR’s lessees utilize the unit train loadout facility to reduce the delivery costs incurred by their customers. The coal service facility PVR purchased in November 2002 on its Coal River property in West Virginia began operations late in the third quarter of 2003. In the first quarter of 2004, PVR placed into service a newly constructed coal loadout facility for another lessee in West Virginia for $4.4 million. In September 2006, PVR completed construction of a new preparation and loading facility on property it acquired in 2005 in eastern Kentucky.

Natural Gas Midstream Systems

PVR’s midstream operations currently include three natural gas gathering and processing systems and a standalone natural gas gathering system, including: (i) the Beaver/Perryton gathering and processing facilities in the Texas/Oklahoma panhandle area, (ii) the Crescent gathering and processing facilities in central Oklahoma, (iii) the Hamlin gathering and processing facilities in west-central Texas and (iv) the Arkoma gathering system in eastern Oklahoma. These systems include approximately 3,631 miles of natural gas gathering pipelines and three natural gas processing facilities, which have 160 MMcfd of total capacity. PVR’s natural gas midstream business derives revenues primarily from gas processing contracts with natural gas producers and from fees charged for gathering natural gas volumes and providing other related services. PVR owns, leases or has rights-of-way to the properties where the majority of its midstream facilities are located.

The following table sets forth information regarding our natural gas midstream assets:

	Type	Approximate Length (Miles)	Approximate Wells Connected	Current Processing Capacity (Mmcfd)	Year Ended December 31, 2006
Asset					Average System Throughput (Mmcfd)		Utilization of Processing Capacity (%)
Beaver/Perryton System	Gathering pipelines and processing facility	1,377	934	100	113.0	(1)	100.0%
Crescent System	Gathering pipelines and processing facility	1,679	888	40	18.4		46.0%
Hamlin System	Gathering pipelines and processing facility	497	231	20	7.2		36.0%
Arkoma System	Gathering pipelines	78	78	—	14.7	(2)

		3,631	2,131	160	153.3	(3)

(1)	Includes gas processed at other systems connected to the Beaver/Perryton System via the pipeline acquired in June 2006.
(2)	Gathering only volumes.
(3)	Total average system throughput would be 163 MMcfd if the acquisition of additional pipeline in June 2006 had occurred on January 1, 2006.

Beaver/Perryton System

General. The Beaver/Perryton System is a natural gas gathering system stretching over ten counties in the Anadarko Basin of the panhandle of Texas and Oklahoma. The system consists of approximately 1,377 miles of natural gas gathering pipelines, ranging in size from two to 16 inches in diameter, and the Beaver natural gas processing plant. Included in the system is an 11-mile, 10-inch diameter, FERC-jurisdictional residue line. Also included is the non-jurisdictional 115-mile pipeline that was recently acquired from Transwestern Pipeline Company, LLC and serves to connect a number of PVR’s gathering systems directly to the Beaver plant.

The Beaver/Perryton System is comprised of a number of major gathering systems and sixteen related compressor stations that gather natural gas, directly or indirectly, to the Beaver plant in Beaver County, Oklahoma. These include the Beaver, Perryton, Spearman, Wolf Creek/Kiowa Creek and Ellis systems. These gathering systems are located in Beaver, Ellis and Harper Counties in Oklahoma and Hansford, Hutchinson, Lipscomb, Ochiltree and Roberts Counties in Texas.

The Beaver natural gas processing plant has 100 MMcfd of inlet gas capacity. The plant is capable of relatively high ethane recovery, and is instrumented to allow for unattended operations 16 hours per day.

Natural Gas Supply. The supply in the Beaver/Perryton System comes from approximately 166 producers pursuant to 323 contracts. The average gas quality on the Beaver/Perryton System for 2006 was 3.6 gallons of NGLs per delivered Mcf.

Markets for Sale of Natural Gas and NGLs. The residue gas from the Beaver plant can be delivered into Northern Natural Gas, Southern Star Central Gas or ANR Pipeline Company pipelines for sale or transportation to market. The NGLs produced at the Beaver plant are delivered into Koch Hydrocarbon’s pipeline system for transportation to and fractionation at Koch’s Conway fractionator.

Crescent System

General. The Crescent System is a natural gas gathering system stretching over seven counties within central Oklahoma’s Sooner Trend. The system consists of approximately 1,679 miles of natural gas gathering pipelines, ranging in size from two to 10 inches in diameter, and the Crescent gas processing plant located in Logan County, Oklahoma. Sixteen compressor stations are operating across the Crescent System.

The Crescent plant is a NGL recovery plant with current capacity of approximately 40 MMcfd. The Crescent facility also includes a gas engine-driven generator which is routinely operated, making the plant self-sufficient with respect to electric power. The cost of fuel (residue gas) for the generator is borne by the producers under the terms of their respective gas contracts.

Natural Gas Supply. The gas supply on the Crescent System is primarily gas associated with the production of oil or “casinghead gas” from the mature Sooner Trend. Wells in this region producing casinghead gas are generally characterized as low volume, long-lived producers of gas with large quantities of NGLs. The supply in the Crescent System comes from approximately 257 producers pursuant to 409 contracts. The average gas quality on the Crescent System for 2006 was 5.5 gallons of NGLs per delivered Mcf.

Markets for Sale of Natural Gas and NGLs. The Crescent plant’s connection to the Enogex and ONEOK Gas Transportation pipelines for residue gas and the Koch Hydrocarbon pipeline for NGLs give the Crescent System access to a variety of market outlets.

Hamlin System

General. The Hamlin System is a natural gas gathering system stretching over eight counties in West Central Texas. The system consists of approximately 497 miles of natural gas gathering pipelines, ranging in size from two to 12 inches in diameter and with current capacity of approximately 20 MMcfd, and the Hamlin natural gas processing plant located in Fisher County, Texas. Eight compressor stations are operating across the system.

Natural Gas Supply. The gas on the Hamlin System is primarily gas associated with the production of oil or “casinghead gas.” The supply on the Hamlin System comes from approximately 111 producers pursuant to 140 contracts. The average gas quality on the Hamlin System for 2006 was 9.8 gallons of NGLs per delivered Mcf.

Markets for Sale of Natural Gas and NGLs. The Hamlin System delivers the residue gas from the Hamlin System into the Enbridge or Atmos pipelines. NGLs from the Hamlin plant are tendered into a line operated by TEPPCO.

Arkoma System

General. The Arkoma System is a stand-alone gathering operation in southeastern Oklahoma’s Arkoma Basin and is comprised of three separate gathering systems, two of which are 100% owned with the third system being 49% owned. PVR operates and maintains all three systems. The Arkoma System consists of a total of approximately 78 miles of natural gas gathering pipelines, ranging in size from three to 12 inches in diameter. Three compressor stations are operating across the Arkoma System.

Natural Gas Supply. The supply on the Arkoma System comes from approximately 16 producers pursuant to 29 contracts.

Markets for Sale of Natural Gas and NGLs. The Arkoma System lines deliver gas into the Ozark, Noram and NGPL pipelines.

Item 3	Legal Proceedings

We are not currently a party to any litigation. Although PVR may, from time to time, be involved in litigation and claims arising out of its operations in the normal course of business, PVR is not currently a party to any material legal proceedings. In addition, PVR is not aware of any material legal or governmental proceedings against it, or contemplated to be brought against it, under the various environmental protection statutes to which it is subject. See Item 1, “Business—Government Regulation and Environmental Matters,” for a more detailed discussion of our material environmental obligations.

Item 4	Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of 2006.

PART II

Item 5	Market for the Registrant’s Common Equity, Related Unitholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common units began trading on the NYSE under the symbol “PVG” on December 6, 2006. The high and low sales prices (composite transactions) for the fourth quarter of 2006 were $20.45 and $18.00.

Equity Holders

As of February 21, 2007, there were 33 record holders and approximately 3,400 beneficial owners (held in street name) of our common units.

Distributions

We paid a cash distribution of $0.07 per common unit on February 14, 2007, which represented a $0.96 per unit distribution on an annualized basis that was prorated for the period beginning on December 5, 2006, the initial trading date of our common units of the NYSE, and ending on December 31, 2006. For the remainder of 2007, we expect to pay quarterly distributions of $0.24 ($0.96 on an annualized basis) or more per common unit.

There is no guarantee that we will pay quarterly cash distributions on our common units in any quarter, and we will be prohibited from making any distributions to our unitholders if it would cause an event of default under any debt we might incur in the future, although we do not currently have any indebtedness.

Item 6	Selected Financial Data

On December 8, 2006, we completed our IPO whereby we became the successor to Penn Virginia Resource GP, LLC on a combined basis (predecessor). For the purposes of this selected financial data, we refer to the predecessor for the periods prior to December 8, 2006 and to us for the periods beginning on December 8, 2006. The financial data present our results of operations and financial position as if we had existed as a single entity, separate from Penn Virginia, for the periods prior to December 8, 2006.

Because we own and control the general partner of PVR, we reflect our ownership interest in PVR on a consolidated basis, which means that our financial results are combined with PVR’s financial results and the results of our other subsidiaries. We have no separate operating activities apart from those conducted by PVR, and our cash flows consist solely of distributions from PVR on the partnership interests, including incentive distribution rights, that we own in PVR. Accordingly, the selected historical financial data set forth in the following table primarily reflect the operating activities and results of operations of PVR. The limited partner interests in PVR not owned by our affiliates are reflected as minority interest on our balance sheet and the non-affiliated partners’ share of income from PVR is reflected as an expense in our results of operations.

The following selected historical financial information was derived from our audited financial statements as of December 31, 2006, 2005, 2004, 2003 and 2002, and for each of the years then ended. The selected financial data should be read in conjunction with our consolidated financial statements and the accompanying notes in Item 8, “Financial Statements and Supplementary Data,” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended December 31,
	2006	2005 (1)	2004	2003	2002
	(in thousands, except per unit data)
Revenues	$517,891	$446,348	$75,630	$55,642	$38,608
Expenses	$415,468	$368,258	$35,111	$29,082	$14,181
Operating income	$102,423	$78,090	$40,519	$26,560	$24,427
Net income	$32,048	$20,769	$15,289	$10,180	$12,792

Total assets (2)	$716,269	$659,947	$285,470	$261,267	$266,975
Long-term debt	$207,214	$246,846	$112,926	$90,286	$90,887
Cash flows provided by operating activities	$100,683	$94,450	$53,852	$40,770	$31,579

(1)	The 2005 column includes the results of operations of the natural gas midstream segment since March 3, 2005, the closing date of the Cantera Acquisition (as defined in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Acquisitions and Investments”).
(2)	Total assets in 2005 reflect the Cantera Acquisition.

Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following review of the financial condition and results of operations of Penn Virginia GP Holdings, L.P. and its subsidiaries should be read in conjunction with our consolidated financial statements and the accompanying notes in Item 8, “Financial Statements and Supplementary Data.” Our discussion and analysis include the following items:

•	Overview of Business

•	Acquisitions and Investments

•	Current Performance

•	Summary of Critical Accounting Policies and Estimates

•	Liquidity and Capital Resources

•	Contractual Obligations

•	Off-Balance Sheet Arrangements

•	Results of Operations

•	Environmental Matters

•	Recent Accounting Pronouncements

•	Forward-Looking Statements

Overview of Our Business

General

We are a publicly traded Delaware limited partnership formed in June 2006. Our only cash generating assets consist of our partnership interests in PVR which consist of the following:

•	a 2% general partner interest in PVR, which we hold through our 100% ownership interest in Penn Virginia Resource GP, LLC, PVR’s general partner;

•	all of the incentive distribution rights in PVR, which we hold through our 100% ownership interest in PVR’s general partner; and

•	19,587,049 units of PVR, consisting of 15,541,738 common units and 4,045,311 Class B units of PVR, representing in the aggregate an approximately 42% limited partner interest in PVR.

All of our cash flows are generated from the cash distributions we receive with respect to the PVR partnership interests we own. PVR is required by its partnership agreement to distribute, and it has historically distributed within 45 days of the end of each quarter, all of its cash on hand at the end of each quarter, less cash reserves established by its general partner in its sole discretion to provide for the proper conduct of PVR’s business or to provide for future distributions. While we, like PVR, are structured as a limited partnership, our capital structure and cash distribution policy differ materially from those of PVR. Most notably, our general partner does not have an economic interest in us and is not entitled to receive any distributions from us and our capital structure does not include incentive distribution rights. Therefore, our distributions are allocated exclusively to our common units, which is our only class of security currently outstanding.

Our ownership of PVR’s incentive distribution rights entitles us to receive the following percentages of cash distributed by PVR as it reaches the following target cash distribution levels:

•	13% of all incremental cash distributed in a quarter after $0.275 has been distributed in respect of each common unit and Class B unit of PVR for that quarter;

•	23% of all incremental cash distributed after $0.325 has been distributed in respect of each common unit and Class B unit of PVR for that quarter; and

•	the maximum sharing level of 48% of all incremental cash distributed after $0.375 has been distributed in respect of each common unit and Class B unit of PVR for that quarter.

Since 2001, PVR has increased its quarterly cash distribution eight times from $0.25 per unit ($1.00 on an annualized basis) to $0.40 per unit ($1.60 on an annualized basis), which is the most recently declared distribution. These increased cash distributions by PVR have placed us at the third and maximum target cash distribution level as described above. As a consequence, any increase in cash distribution level from PVR will allow us to share at the 48% level and the cash distributions we receive from PVR with respect to our indirect ownership of the incentive distribution rights will increase more rapidly than those with respect to our ownership of the general partner interest and limited partner interests. Because we are at the maximum target cash distribution level on the incentive distribution rights, future growth in distributions we receive from PVR will not result from an increase in the target cash distribution level associated with the incentive distribution rights.

Financial Presentation

We reflect our ownership interest in PVR on a consolidated basis, which means that our financial results are combined with PVR’s financial results and the results of our other subsidiaries. The 58% limited partner interest in PVR that we do not own, after the effect of incentive distribution rights, is reflected as a minority interest in our results of operations. We have no separate operating activities apart from those conducted by PVR, and our cash flows currently consist of distributions from PVR on the partnership interests, including the incentive distribution rights, that we own. Accordingly, the discussion of our financial position and results of operations in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” reflects the operating activities and results of operations of PVR. The historical results of our operations do not reflect the incremental expenses we expect to incur as a result of being a publicly traded partnership.

Overview of PVR’s Business

PVR is a publicly traded Delaware limited partnership formed by Penn Virginia in 2001 that is principally engaged in the management of coal properties and the gathering and processing of natural gas in the United States. Both in its current limited partnership form and in its previous corporate form, PVR has managed coal properties since 1882. Since the acquisition of a natural gas midstream business in March 2005, PVR conducts operations in two business segments: coal and natural gas midstream. In 2006, approximately 72%, or $73.4 million, of our operating income was attributable to PVR’s coal segment, and approximately 29%, or $29.4 million, of our operating income was attributable to PVR’s natural gas midstream segment.

PVR Coal Segment

As of December 31, 2006, PVR owned or controlled approximately 765 million tons of proven and probable coal reserves in Central and Northern Appalachia, the San Juan Basin and the Illinois Basin. As of December 31, 2006, approximately 87% of PVR’s proven and probable coal reserves was “steam” coal used primarily by electric generation utilities, and the remaining 13% was metallurgical coal used primarily by steel manufacturers. PVR enters into long-term leases with experienced, third-party mine operators providing them the right to mine its coal reserves in exchange for royalty payments. PVR does not operate any mines. In 2006, PVR’s lessees produced 32.8 million tons of coal from its properties and paid to PVR coal royalty revenues of $98.2 million, for an average gross coal royalty per ton of $2.99. Approximately 84% of PVR’s coal royalty revenues in 2006 and 83% of PVR’s coal royalty revenues in 2005 were derived from coal mined on its properties under leases containing royalty rates based on the higher of a fixed base price or a percentage of the gross sales price. The balance of PVR’s coal royalty revenues for the respective periods was derived from coal mined on its properties under leases containing fixed royalty rates that escalate annually.

Coal prices, especially in Central Appalachia where the majority of PVR’s coal is produced, increased significantly from the beginning of 2004 through most of 2006. The price increase stems from several causes, including increased electricity demand and decreasing coal production in Central Appalachia.

Substantially all of PVR’s leases require the lessee to pay minimum rental payments to PVR in monthly or annual installments. PVR actively works with its lessees to develop efficient methods to exploit its reserves and to maximize production from its properties. PVR also earns revenues from providing fee-based coal preparation and transportation services to its lessees, which enhance their production levels and generate additional coal royalty revenues, and from industrial third party coal end-users by owning and operating coal handling facilities through its joint venture with Massey. In addition, PVR earns revenues from oil and gas royalty interests it owns, from wheelage rights and from the sale of standing timber on its properties. During 2006, five lessees accounted for 78% of PVR’s coal royalty revenues.

PVR’s management continues to focus on acquisitions that increase and diversify its sources of cash flow. During 2006, PVR increased its coal reserves by 96 million tons, or 14%, from its coal reserves as of December 31, 2005, by completing three coal reserve acquisitions in 2006 with an aggregate purchase price of approximately $76 million. For a more detailed discussion of PVR’s acquisitions, see “—Acquisitions and Investments.”

Coal royalties are impacted by several factors that PVR generally cannot control. The number of tons mined annually is determined by an operator’s mining efficiency, labor availability, geologic conditions, access to capital, ability to market coal and ability to arrange reliable transportation to the end-user. The possibility exists that new legislation or regulations have or may be adopted which may have a significant impact on the mining operations of PVR’s lessees or their customers’ ability to use coal and which may require PVR, its lessees or its lessee’s customers to change operations significantly or incur substantial costs. See Item 1A, “Risk Factors.”

PVR Natural Gas Midstream Segment

PVR owns and operates midstream assets that include approximately 3,631 miles of natural gas gathering pipelines and three natural gas processing facilities located in Oklahoma and the panhandle of Texas, which have 160 MMcfd of total capacity. PVR’s midstream business derives revenues primarily from gas processing contracts with natural gas producers and from fees charged for gathering natural gas volumes and providing other related services. PVR also owns a natural gas marketing business, which aggregates third-party volumes and sells those volumes into intrastate pipeline systems and at market hubs accessed by various interstate pipelines. PVR acquired its natural gas midstream assets through the acquisition of Cantera in March 2005. PVR’s management believes that this acquisition established a platform for future growth in the natural gas midstream sector and diversified its cash flows into another long-lived asset base. Since acquiring these assets, PVR has expanded its natural gas midstream business by adding 181 miles of new gathering lines.

For the year ended December 31, 2006, inlet volumes at PVR’s gas processing plants and gathering systems, including gathering-only volumes, were 56.0 Bcf, or approximately 153 MMcfd. Two of PVR’s natural gas midstream customers, ConocoPhillips Company and BP Canada Energy Marketing Corp., accounted for 32% and 17% of our natural gas midstream revenues in 2006.

PVR continually seeks new supplies of natural gas to both offset the natural declines in production from the wells currently connected to its systems and to increase throughput volume. New natural gas supplies are obtained for all of PVR’s systems by contracting for production from new wells, connecting new wells drilled on dedicated acreage and by contracting for natural gas that has been released from competitors’ systems.

Revenues, profitability and the future rate of growth of the natural gas midstream segment are highly dependent on market demand and prevailing NGL and natural gas prices. Historically, changes in the prices of most NGL products have generally correlated with changes in the price of crude oil. NGL and natural gas prices have been subject to significant volatility in recent years in response to changes in the supply and demand for NGL products and natural gas market uncertainty.

PVR Unit Split

On February 23, 2006, the board of directors of PVR’s general partner declared a two-for-one split of PVR’s common and subordinated units. On April 4, 2006, PVR completed the split by distributing one additional common unit and one additional subordinated unit (a total of 16,997,325 common units and 3,824,940 subordinated units) for each common unit and subordinated unit, respectively, held of record at the close of business on March 28, 2006.

Conclusion of Subordination Period

The subordination period with respect to 7,649,880 PVR subordinated units expired on October 1, 2006. As a result, all of the outstanding PVR subordinated units converted into PVR common units on a one-for-one basis in accordance with their terms when PVR paid its third quarter distribution on November 14, 2006.

Acquisitions and Investments

PVR Coal Segment

LG&E Acquisition. In December 2006, PVR acquired ownership and lease rights to approximately 22 million tons of coal reserves. The reserves are located in Henderson County, Kentucky. The purchase price was $9.3 million and was funded with cash.

Coal Infrastructure Construction. In September 2006, PVR completed construction of a new 600-ton per hour coal processing plant and rail loading facility for one of its lessees located in Knott County in eastern Kentucky. The facility began operations in October 2006. Since acquiring fee ownership and lease rights to the property’s coal reserves in July 2005, PVR made cumulative capital expenditures of $15.4 million related to the construction of the facility.

Huff Creek Acquisition. In May 2006, PVR acquired the lease rights to approximately 69 million tons of coal reserves located on approximately 20,000 acres in Boone, Logan and Wyoming Counties, West Virginia. The purchase price was $65.0 million and was funded with long-term debt under PVR’s revolving credit facility.

Green River Acquisition. In July 2005, PVR acquired fee ownership of approximately 94 million tons of coal reserves located along the Green River in the western Kentucky portion of the Illinois Basin for $62.4 million in cash and the assumption of $3.3 million of deferred income. This coal reserve acquisition was PVR’s first in the Illinois Basin and was funded with long-term debt under PVR’s revolving credit facility.

Currently, approximately 41 million tons of these coal reserves are leased to affiliates of Peabody. PVR expects the remaining coal reserves to be leased over the next several years, with a gradual increase in coal production and related cash flow from the property.

Wayland Acquisition. In July 2005, PVR acquired a combination of fee ownership and lease rights to approximately 16 million tons of coal reserves for $14.5 million. The reserves are located in the eastern Kentucky portion of Central Appalachia. The acquisition was funded with $4.0 million of cash and the issuance by PVR to the seller of approximately 209,000 common units.

Alloy Acquisition. In April 2005, PVR acquired fee ownership of approximately 16 million tons of coal reserves for $15.0 million in cash. The reserves, located near Alloy, West Virginia on approximately 8,300 acres in the Central Appalachia region of West Virginia, will be produced from deep and surface mines. Production started in late 2005. Revenues were earned initially from wheelage fees on coal mined from an adjacent property, followed by royalty revenues as the mines on PVR’s property commenced production. The seller remained on the property as the lessee and operator. The acquisition was funded with long-term debt under PVR’s revolving credit facility.

Coal River Acquisition. In March 2005, PVR acquired lease rights to approximately 36 million tons of undeveloped coal reserves and royalty interests in 73 producing oil and natural gas wells for $9.3 million in cash. The coal reserves are located in the Central Appalachia region of West Virginia. The oil and gas wells are located in eastern Kentucky and southwestern Virginia. The acquisition was funded with long-term debt under PVR’s revolving credit facility. The coal reserves are predominantly low sulfur and high BTU content, and development will occur in conjunction with PVR’s adjacent reserves and a related loadout facility that was placed into service in 2004. The oil and gas property contained approximately 2.8 billion cubic feet equivalent (or Bcfe) of net proved oil and gas reserves with net production of approximately 0.2 Bcfe on an annualized basis.

Coal Handling Joint Venture. In July 2004, PVR acquired from affiliates of Massey a 50% interest in a joint venture formed to own and operate end-user coal handling facilities. The purchase price was $28.4 million and was funded with long-term debt under PVR’s revolving credit facility. The joint venture owns coal handling facilities which unload shipments and store and transfer coal for three industrial coal consumers in the chemical, paper and lime production industries located in Tennessee, Virginia and Kentucky. A combination of fixed monthly fees and per ton throughput fees is paid by those consumers under long-term leases expiring between 2007 and 2019. PVR recognized equity earnings of $1.3 million in 2006, $1.1 million in 2005 and $0.4 million in 2004 related to its ownership in the joint venture. PVR received joint venture distributions of $2.7 million in 2006, $2.3 million in 2005 and $1.0 million in 2004.

PVR Natural Gas Midstream Segment

Transwestern Acquisition. In June 2006, PVR completed the acquisition of approximately 115 miles of gathering pipelines and related compression facilities in Texas and Oklahoma. These assets are contiguous to PVR’s Beaver/Perryton System. PVR paid $14.7 million in cash for the acquisition. Subsequently, PVR borrowed $14.7 million under its revolving credit facility to replenish the cash used for the acquisition.

Cantera Acquisition. In March 2005, PVR completed its acquisition of Cantera, a midstream gas gathering and processing company with primary locations in the Mid-Continent area of Oklahoma and the panhandle of Texas. Cash paid in connection with the acquisition was $199.2 million, net of cash received and including capitalized acquisition costs, which PVR funded with a $110 million term loan and with long-term debt under its revolving credit facility. PVR used the proceeds from its sale of common units in a subsequent public offering in March 2005 to repay the term loan in full and to reduce outstanding indebtedness under its revolving credit facility. See Note 4 in the Notes to Consolidated Financial Statements for pro forma financial information.

Current Performance

Operating income for 2006 was $102.4 million. The PVR coal segment contributed $73.4 million, or 71%, to operating income, and the PVR natural gas midstream segment contributed $29.4 million, or 29%. Corporate and other functions resulted in approximately $0.4 million of operating expenses. For the year ended December 31, 2006, we had a 42% interest in PVR’s net income, including incentive distribution rights. The following table presents a summary of certain financial information relating to our segments (in thousands):

	Coal	Natural Gas Midstream (1)	Other	Consolidated
For the Year Ended December 31, 2006:
Revenues	$112,981	$404,910	$—	$517,891
Cost of midstream gas purchased	—	334,594	—	334,594
Operating costs and expenses	19,138	23,846	397	43,381
Depreciation, depletion and amortization	20,399	17,094	—	37,493

Operating income	$73,444	$29,376	$(397)	$102,423

For the Year Ended December 31, 2005:
Revenues	$95,755	$350,593	$—	$446,348
Cost of midstream gas purchased	—	303,912	—	303,912
Operating costs and expenses	16,121	17,597	—	33,718
Depreciation, depletion and amortization	17,890	12,738	—	30,628

Operating income	$61,744	$16,346	$—	$78,090

For the Year Ended December 31, 2004:
Revenues	$75,630	$—	$—	$75,630
Cost of midstream gas purchased	—	—	—	—
Operating costs and expenses	16,479	—	—	16,479
Depreciation, depletion and amortization	18,632	—	—	18,632

Operating income	$40,519	$—	$—	$40,519

(1)	Reflects the results of operations of the natural gas midstream segment since March 3, 2005, the closing date of the Cantera Acquisition.

PVR Coal Segment

In 2006, coal royalty revenues increased 19%, or $15.5 million, over 2005 due to acquisitions, more coal being mined by PVR’s lessees and increasing coal prices. Tons produced by PVR’s lessees increased from 30.2 million tons in 2005 to 32.8 million tons in 2006, and PVR’s average gross royalties per ton increased from $2.74 in 2005 to $2.99 in 2006. Generally, as coal prices change, PVR’s average royalties per ton also change because the majority of PVR’s lessees pay royalties based on the gross sales prices of the coal mined. Most of PVR’s coal is sold by its lessees under contracts with a duration of one year or more; therefore, changes to PVR’s average royalties occur as PVR’s lessees’ contracts are renegotiated. The Illinois Basin coal reserves that PVR acquired in July 2005 resulted in $4.8 million of coal royalty revenues in 2006 compared to $2.7 million in 2005. The Huff Creek Acquisition in May 2006 resulted in $4.8 million of coal royalty revenues in 2006.

Coal services revenues increased to $5.9 million in 2006 from $5.2 million in 2005. In September 2006, PVR completed construction of a coal service facility in Knott County, Kentucky, which began operations in October 2006. The newly constructed facility contributed $0.2 million to coal services revenues in 2006. PVR believes that these types of fee-based infrastructure assets provide good investment and cash flow opportunities, and PVR continues to look for additional investments of this type, as well as other primarily fee-based assets.

The following table summarizes coal production and coal royalty revenues by property:

	Coal Production		Coal Royalty Revenues
	Year Ended December 31,		Year Ended December 31,
Property	2006	2005	2006	2005
	(tons in thousands)		(in thousands)
Central Appalachia	20,156	18,996	$76,542	$64,645
Northern Appalachia	5,009	4,958	7,314	6,973
Illinois Basin	2,540	1,449	4,768	2,709
San Juan Basin	5,073	4,824	9,539	8,398

Total	32,778	30,227	$98,163	$82,725

PVR Natural Gas Midstream Segment

The gross processing margin for PVR’s natural gas midstream operations increased from $44.7 million in 2005 to $68.1 million in 2006. This increase was due primarily to higher NGL prices and the contribution of the Transwestern Acquisition. Inlet volumes at PVR’s gas processing plants and gathering systems were 153 MMcfd in 2006, an increase over 127 MMcfd in 2005, primarily due to additional well connections in the area. PVR’s midstream business generates revenues primarily from gas purchase and processing contracts with natural gas producers and from fees charged for gathering natural gas volumes and providing other related services. During the year ended December 31, 2006, PVR’s natural gas midstream business generated a majority of its gross margin from contractual arrangements under which its margin is exposed to increases and decreases in the price of natural gas and NGLs. See Item 1, “Business—PVR’s Contracts—PVR Natural Gas Midstream Segment,” for a discussion of the types of contracts utilized by the natural gas midstream segment. As part of PVR’s risk management strategy, PVR uses derivative financial instruments to economically hedge NGLs sold and natural gas purchased. See the tables in “—Results of Operations—PVR Natural Gas Midstream Segment—Expenses” for the effects of PVR’s derivative program on gross processing margin.

PVR’s natural gas midstream assets are primarily located in the Mid-Continent area of Oklahoma and the panhandle of Texas. The following table sets forth information regarding PVR’s natural gas midstream assets as of December 31, 2006:

					Year Ended December 31, 2006
Asset	Type	Approximate Length (Miles)	Approximate Wells Connected	Current Processing Capacity (Mmcfd)	Average System Throughput (Mmcfd)		Utilization of Processing Capacity (%)
Beaver/Perryton System	Gathering pipelines and processing facility	1,377	934	100	113.0	(1)	100.0%
Crescent System	Gathering pipelines and processing facility	1,679	888	40	18.4		46.0%
Hamlin System	Gathering pipelines and processing facility	497	231	20	7.2		36.0%
Arkoma System	Gathering pipelines	78	78	—	14.7	(2)

		3,631	2,131	160	153.3	(3)

(1)	Includes gas processed at other systems connected to the Beaver/Perryton System via the pipeline acquired in June 2006.
(2)	Gathering only volumes.
(3)	Total average system throughput would be 163 MMcfd if the acquisition of additional pipeline in June 2006 had occurred on January 1, 2006.

Summary of Critical Accounting Policies and Estimates

The process of preparing financial statements in accordance with accounting principles generally accepted in the United States of America requires our management to make estimates and judgments regarding certain items and transactions. It is possible that materially different amounts could be recorded if these estimates and judgments change or if the actual results differ from these estimates and judgments. We consider the following to be the most critical accounting policies which involve the judgment of our management.

Natural Gas Midstream Revenues

Revenues from the sale of NGLs and residue gas are recognized when the NGLs and residue gas produced at PVR’s gas processing plants are sold. Gathering and transportation revenues are recognized based upon actual volumes delivered. Due to the time needed to gather information from various purchasers and measurement locations and then calculate volumes delivered, the collection of natural gas midstream revenues may take up to 30 days following the month of production. Therefore, accruals for revenues and accounts receivable and the related cost of midstream gas purchased and accounts payable are made based on estimates of natural gas purchased and NGLs and natural gas sold, and our financial results include estimates of production and revenues for the period of actual production. Any differences, which we do not expect to be significant, between the actual amounts ultimately received or paid and the original estimates are recorded in the period they become finalized.

Coal Royalty Revenues

Coal royalty revenues are recognized on the basis of tons of coal sold by PVR’s lessees and the corresponding revenues from those sales. Since PVR does not operate any mines, it does not have access to actual production and revenue information until approximately 30 days following the month of production. Therefore, PVR’s financial results include estimated revenues and accounts receivable for the month of production. Any differences, which we do not expect to be significant, between the actual amounts ultimately received and the original estimates are recorded in the period they become finalized.

Derivative Activities

PVR historically has entered into derivative financial instruments that would qualify for hedge accounting under Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities. Hedge accounting affects the timing of revenue recognition and cost of midstream gas purchased in PVR’s consolidated statements of income, as a majority of the gain or loss from a contract qualifying as a cash flow hedge is deferred until the hedged transaction settles. Because during the first quarter of 2006 PVR’s natural gas derivatives and a large portion of PVR’s NGL derivatives no longer qualified for hedge accounting and to increase clarity in its consolidated financial statements, PVR elected to discontinue hedge accounting prospectively for its remaining and future commodity derivatives beginning May 1, 2006. Consequently, from that date forward, PVR began recognizing mark-to-market gains and losses in earnings currently, rather than deferring such amounts in accumulated other comprehensive income (partners’ capital). Because PVR no longer uses hedge accounting for its commodity derivatives, it could experience significant changes in the estimate of derivative gain or loss recognized in revenues and cost of midstream gas purchased due to swings in the value of these contracts. These fluctuations could be significant in a volatile pricing environment.

The net mark-to-market loss on PVR’s outstanding derivatives at April 30, 2006, which was included in accumulated other comprehensive income, will be reported in future earnings through 2008 as the original hedged transactions settle. This change in reporting will have no impact on PVR’s reported cash flows, although future results of operations will be affected by the potential volatility of mark-to-market gains and losses which fluctuate with changes in NGL, oil and gas prices.

Depletion

Coal properties are depleted on an area-by-area basis at a rate based on the cost of the mineral properties and the number of tons of estimated proven and probable coal reserves contained therein. Proven and probable coal reserves have been estimated by PVR’s own geologists and outside consultants. PVR’s estimates of coal reserves are updated annually and may result in adjustments to coal reserves and depletion rates that are recognized prospectively.

Goodwill

Under SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets, goodwill recorded in connection with a business combination is not amortized, but tested for impairment at least annually. Accordingly, PVR does not amortize goodwill. PVR tests goodwill for impairment during the fourth quarter of each fiscal year. Based on the results of the test during the fourth quarter of 2006, no goodwill impairment was recognized in 2006.

Intangibles

Intangible assets are primarily associated with assumed contracts, customer relationships and rights-of-way. These intangible assets are amortized over periods of up to 15 years, the period in which benefits are derived from the contracts, relationships and rights-of-way, and are reviewed for impairment under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

Liquidity and Capital Resources

We rely exclusively on distributions from PVR to fund any cash requirements for our operations. PVR generally satisfies its working capital requirements and funds its capital expenditures and debt service obligations from cash generated from its operations and borrowings under its revolving credit facility. PVR believes that the cash generated from PVR’s operations and its borrowing capacity will be sufficient to meet its working capital requirements, anticipated capital expenditures (other than major capital improvements or acquisitions), scheduled debt payments and distribution payments. PVR’s ability to satisfy its obligations and planned expenditures will depend upon PVR’s future operating performance, which will be affected by, among other things, prevailing economic conditions in the coal industry and natural gas midstream market, some of which are beyond PVR’s control.

Summarized cash flow statements for 2006 and 2005, consolidating our segments, are set forth below (in thousands):

For the year ended December 31, 2006	Coal (1)	Natural Gas Midstream (1)	Other	Consolidated
Cash flows from operating activities:
Net income contribution	$23,274	$8,001	$773	$32,048
Adjustments to reconcile net income to net cash provided by operating activities (summarized)	54,219	21,790	243	76,252
Net change in operating assets and liabilities	1,450	(1,390)	(7,677)	(7,617)

Net cash provided by (used in) operating activities	$78,943	$28,401	$(6,661)	100,683

Net cash used in investing activities	$(92,692)	$(36,984)	$—	(129,676)

Net cash provided by financing activities				19,530

Net decrease in cash and cash equivalents				$(9,463)

For the year ended December 31, 2005	Coal (1)	Natural Gas Midstream (1)	Other	Consolidated
Cash flows from operating activities:
Net income contribution	$19,642	$1,130	$(3)	$20,769
Adjustments to reconcile net income to net cash provided by operating activities (summarized)	49,624	22,681	1,620	73,925
Net change in operating assets and liabilities	2,333	(1,698)	(879)	(244)

Net cash provided by operating activities	$71,599	$22,113	$738	94,450

Net cash used in investing activities	$(97,109)	$(206,512)	$—	(303,621)

Net cash provided by financing activities				211,376

Net increase in cash and cash equivalents				$2,205

(1)	Net income, adjustments to reconcile net income to net cash provided by operating activities and net change in operating assets and liabilities for PVR’s coal and natural gas midstream segments have been adjusted for minority interest and income taxes.

Cash Flows

Cash provided by operating activities increased $6.2 million, or 7%, to $100.7 million for the year ended December 31, 2006 from $94.5 million for 2005. The overall increase in cash provided by operating activities in 2006 compared to 2005 was primarily attributable to higher average gross coal royalties per ton and accretive cash flows from PVR’s natural gas midstream business, which was acquired in March 2005, partially offset by increased cash outflows for derivative settlements. Cash provided by operating activities increased $40.6 million, or 75%, to $94.5 million for the year ended December 31, 2005 from $53.9 million for 2004. The overall increase in cash provided by operating activities in 2005 compared to 2004 was primarily attributable to higher average gross coal royalties per ton and accretive cash flows from PVR’s newly acquired natural gas midstream business.

PVR made cash investments in 2006 primarily for coal reserve acquisitions, coal loadout facility construction and natural gas midstream acquisitions and gathering system expansions. PVR made cash investments in 2005 primarily for the acquisition of our natural gas midstream business and coal reserve acquisitions. Other investments in 2005 included a $4.1 million purchase of railcars that PVR previously leased and $4.4 million of gathering system additions. Cash investments in 2004 primarily related to PVR’s investment in the coal handling joint venture with Massey, which has been accounted for as an equity investment.

Capital expenditures, including noncash items, for each of the three years ended December 31, 2006 were as follows:

	Year Ended December 31,
	2006	2005	2004
	(in thousands)
Coal
Acquisitions (1)	$75,182	$92,093	$28,675
Expansion capital expenditures	15,103	5,657	783
Other property and equipment expenditures	100	351	72

Total	90,385	98,101	29,530

Natural gas midstream
Acquisitions, net of cash acquired	14,626	199,223	—
Expansion capital expenditures	15,394	3,324	—
Other property and equipment expenditures	9,414	4,264	—

Total	39,434	206,811	—

Total capital expenditures	$129,819	$304,912	$29,530

(1)	Amount in 2006 excludes acquisition of assets and liabilities other than property or equipment of $1.2 million. Amount in 2005 excludes noncash expenditure of $11.1 million to acquire coal reserves in Kentucky in the Wayland Acquisition in exchange for $10.4 million of equity issued in the form of PVR common units and $0.7 million of liabilities assumed. Amount in 2005 also excludes the noncash portion of the Green River Acquisition, in which PVR assumed $3.3 million of deferred income. Amount in 2004 excludes noncash expenditures of $1.1 million to acquire additional reserves on PVR’s Northern Appalachia properties in exchange for equity issued in the form of PVR common and Class B units.

PVR funded capital expenditures in 2006, including three acquisitions and coal infrastructure construction, with cash flows from operations, borrowings under its revolving credit facility, proceeds from the sale of common and Class B units to us and a contribution from us to maintain our 2% general partner interest in PVR. To finance its 2005 acquisitions, PVR borrowed $137.2 million, net of repayments, received proceeds of $126.4 million from its secondary public offering of common units and received a $2.6 million contribution from its general partner. To finance its equity investment in the Massey coal handling joint venture in 2004, PVR borrowed $26.0 million, net of repayments. Distributions to PVR’s partners increased to $67.0 million in 2006 from $51.9 million in 2005 and $39.2 million in 2004 because PVR increased the quarterly distribution per unit.

Long-Term Debt

As of December 31, 2006, we had no outstanding borrowings other than the borrowings of PVR discussed below, which are included in our consolidated financial statements.

As of December 31, 2006, PVR had outstanding borrowings of $218.0 million, consisting of $143.2 million borrowed under its revolving credit facility and $74.8 million of senior unsecured notes (or the Notes). The current portion of the Notes as of December 31, 2006 was $10.8 million.

PVR Revolving Credit Facility. As of December 31, 2006, PVR had $143.2 million outstanding under its unsecured $300 million revolving credit facility (or the Revolver) that matures in December 2011. PVR used the proceeds from the sale of common units and Class B units to us in December 2006 to pay down $114.6 million of the Revolver. The Revolver is available to PVR for general purposes, including working capital, capital expenditures and acquisitions, and includes a $10 million sublimit for the issuance of letters of credit. PVR had outstanding letters of credit of $1.6 million as of December 31, 2006. In 2006, PVR incurred commitment fees of $0.4 million on the unused portion of the Revolver. PVR has a one-time option to expand the Revolver by

$150 million upon receipt by the credit facility’s administrative agent of commitments from one or more lenders. The interest rate under the Revolver fluctuates based on PVR’s ratio of total indebtedness to EBITDA. Interest is payable at a base rate plus an applicable margin of up to 0.75% if PVR selects the base rate borrowing option under the Revolver or at a rate derived from the London Inter Bank Offering Rate (or LIBOR) plus an applicable margin ranging from 0.75% to 1.75% if PVR selects the LIBOR-based borrowing option.

The financial covenants under the Revolver require PVR to maintain specified levels of debt to consolidated EBITDA and consolidated EBITDA to interest. The financial covenants restricted PVR’s borrowing capacity under the Revolver to approximately $257.0 million as of December 31, 2006. At the current $300 million limit on the Revolver, and given the outstanding balance of $143.2 million, net of $1.6 million of letters of credit, PVR could borrow up to $155.2 million without exercising its one-time option to expand the Revolver. In order to utilize the full extent of the $257.0 million borrowing capacity, PVR would need to exercise its one-time option to expand the Revolver by $150 million. The Revolver prohibits PVR from making distributions to its partners if any potential default or event of default, as defined in the Revolver, occurs or would result from the distribution. In addition, the Revolver contains various covenants that limit, among other things, PVR’s ability to incur indebtedness, grant liens, make certain loans, acquisitions and investments, make any material change to the nature of its business, acquire another company or enter into a merger or sale of assets, including the sale or transfer of interests in its subsidiaries. As of December 31, 2006, PVR was in compliance with all of its covenants under the Revolver.

PVR Senior Unsecured Notes. As of December 31, 2006, PVR owed $74.8 million under the Notes. The Notes bear interest at a fixed rate of 6.02% and mature in March 2013, with semi-annual principal and interest payments. The Notes are equal in right of payment with all of PVR’s other unsecured indebtedness, including the Revolver. The Notes require PVR to obtain an annual confirmation of its credit rating, with a 1.00% increase in the interest rate payable on the Notes in the event its credit rating falls below investment grade. In March 2006, PVR’s investment grade credit rating was confirmed by Dominion Bond Rating Services. The Notes contain various covenants similar to those contained in the Revolver. As of December 31, 2006, PVR was in compliance with all of its covenants under the Notes.

PVR Interest Rate Swap. In September 2005, PVR entered into interest rate swap agreements (or the Revolver Swaps) with notional amounts totaling $60 million to establish fixed rates on the LIBOR-based portion of the outstanding balance of the Revolver until March 2010. PVR pays a weighted average fixed rate of 4.22% on the notional amount plus the applicable margin, and the counterparties pay a variable rate equal to the three-month LIBOR. Settlements on the Revolver Swaps are recorded as interest expense. The Revolver Swaps were designated as cash flow hedges. Accordingly, the effective portion of the change in the fair value of the swap transactions is recorded each period in other comprehensive income. The ineffective portion of the change in fair value, if any, is recorded to current period earnings in interest expense. After considering the applicable margin of 0.75% in effect as of December 31, 2006, the total interest rate on the $60 million portion of Revolver borrowings covered by the Revolver Swaps was 4.97% at December 31, 2006.

Future Capital Needs and Commitments

Part of PVR’s strategy is to make acquisitions which increase cash available for distribution to its unitholders. Long-term cash requirements for asset acquisitions are expected to be funded by several sources, including cash flows from operating activities, borrowings under credit facilities and the issuance of additional equity and debt securities. PVR’s ability to make these acquisitions in the future will depend in part on the availability of debt financing and on its ability to periodically use equity financing through the issuance of new common units, which will depend on various factors, including prevailing market conditions, interest rates and its financial condition and credit rating at the time.

PVR anticipates making capital expenditures, excluding acquisitions, in 2007 of approximately $3.6 million to $4.7 million for coal services projects and other property and equipment and approximately $47 million to

$52 million for natural gas midstream projects. PVR intends to fund these capital expenditures with a combination of cash flows provided by operating activities and borrowings under the Revolver, under which PVR had $155.2 million of borrowing capacity as of December 31, 2006. PVR believes that it will continue to have adequate liquidity to fund future recurring operating and investing activities. Short-term cash requirements, such as operating expenses and quarterly distributions to PVR’s general partner and unitholders, are expected to be funded through operating cash flows. Funding sources for future acquisitions are dependent on the size of any such acquisitions and are expected to be provided by a combination of cash flows provided by operating activities and borrowings, and potentially with the proceeds from the issuance of additional equity.

In the future, we may decide to facilitate PVR acquisitions by providing additional debt or equity capital to PVR.

Contractual Obligations

We did not have any contractual obligations as of December 31, 2006. PVR’s contractual obligations as of December 31, 2006 are summarized in the following table:

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	Thereafter
	(in thousands)
Revolving credit facility	$143,200	$—	$—	$143,200	$—
Senior unsecured notes	75,400	11,000	26,800	24,200	13,400
Rental commitments (1)	5,208	1,329	2,069	1,810	—

Total contractual obligations (2)	$223,808	$12,329	$28,869	$169,210	$13,400

(1)	PVR’s rental commitments primarily relate to equipment, buildings and coal reserve-based properties which we sublease, or intend to sublease, to third parties. The obligation expires when the property has been mined to exhaustion or the lease has been canceled. The timing of mining by third party operators is difficult to estimate due to numerous factors. See Item 1A, “Risk Factors.” PVR believes that the future rental commitments cannot be estimated with certainty; however, based on current knowledge and historical trends, PVR believes that it will incur approximately $0.9 million in rental commitments annually until the reserves have been exhausted.
(2)	The total contractual obligations do not include reimbursements to Penn Virginia. Penn Virginia is entitled to receive reimbursement of direct and indirect expenses incurred on PVR’s behalf until PVR is dissolved.

Neither we nor PVR have employment agreements with executive officers and neither of us have any other employees. Our and PVR’s compensation obligations with respect to our and its executive officers can be significantly different from one year to another and is based on variables such as PVR’s performance for the given year. For more a more detailed discussion on our and PVR’s executive compensation, see Item 11, “Executive Compensation.”

Off-Balance Sheet Arrangements

At December 31, 2006, neither we nor PVR had any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We are, therefore, not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Results of Operations

The following table sets forth a summary of certain financial data for the periods indicated:

Selected Financial Data—Consolidated

	Year Ended December 31,
	2006	2005	2004
	(in thousands except per unit data)
Revenues	$517,891	$446,348	$75,630
Expenses	$415,468	$368,258	$35,111

Operating income	$102,423	$78,090	$40,519

Net income	$32,048	$20,769	$15,289
Cash flows provided by operating activities	$100,683	$94,450	$53,852

The increase in 2006 net income compared to 2005 net income was primarily attributable to a $24.3 million increase in operating income, a $2.8 million decrease in derivative losses in PVR’s natural gas midstream segment and a $1.2 million gain on the sale of securities, partially offset by a $4.8 million increase in interest expense. Operating income increased in 2006 primarily due to increased coal royalty revenues resulting from higher commodity prices and related services income and increased gross margin from PVR’s natural gas midstream business, which was acquired in March 2005.

The increase in 2005 net income compared to 2004 net income was primarily attributable to a $37.6 million increase in operating income, which was partially offset by a $14.0 million unrealized loss on derivatives in PVR’s natural gas midstream segment and a $6.7 million increase in interest expense. Operating income increased in 2005 primarily due to increased coal royalty revenues resulting from higher commodity prices and related services income and the contribution of PVR’s natural gas midstream business, which was acquired in March 2005.

The assets, liabilities and earnings of PVR are fully consolidated in our financial statements, with the public unitholders’ interest (58%, after effect of incentive distribution rights, as of December 31, 2006) reflected as minority interest in our financial statements.

PVR Coal Segment

Year Ended December 31, 2006 Compared With Year Ended December 31, 2005

The following table sets forth a summary of certain financial and other data for PVR’s coal segment and the percentage change for the periods indicated:

	Year Ended December 31,
	2006	2005	% Change
	(in thousands, except as noted)
Financial Highlights

Revenues
Coal royalties	$98,163	$82,725	19%
Coal services	5,864	5,230	12%
Other	8,954	7,800	15%

Total revenues	112,981	95,755	18%

Expenses
Operating	8,600	5,755	49%
Taxes other than income	934	1,129	(17)%
General and administrative	9,604	9,237	4%
Depreciation, depletion and amortization	20,399	17,890	14%

Total expenses	39,537	34,011	16%

Operating income	$73,444	$61,744	19%

Operating Statistics
Royalty coal tons produced by lessees (tons in millions)	32,778	30,227	8%
Average royalty per ton ($/ton)	$2.99	$2.74	9%

Revenues. Coal royalty revenues increased to $98.2 million in 2006 from $82.7 million in 2005, or 19%, due to a higher average royalty per ton and increased production. The average royalty per ton increased to $2.99 in 2006 from $2.74 in 2005. The increase in the average royalty per ton was primarily due to a greater percentage of coal being produced from certain price-sensitive leases and, for most of 2006, stronger market conditions for coal resulting in higher prices. Coal production by PVR’s lessees increased primarily due to production on PVR’s Illinois Basin property, which PVR acquired in the third quarter of 2005, and production on PVR’s Central Appalachian property due to the Huff Creek Acquisition in May 2006.

Coal services revenues increased primarily due to increased equity earnings from PVR’s coal handling joint venture and increased revenues from coal handling facilities that processed higher volumes. PVR’s newly constructed facility on PVR’s Central Appalachian property began operations in October 2006 and contributed $0.2 million to coal services revenues in 2006.

Other revenues increased primarily due to the following factors. In 2006 and 2005, PVR earned $1.7 million and $0.8 million in revenues for the management of certain coal properties. Forfeiture income increased to $1.9 million in 2006 from $0.8 million in 2005 due to timing of lease terms. In 2006 and 2005, PVR recognized $0.8 million and $0.4 million in railcar rental income related to railcars it purchased in June 2005. In 2006 and 2005, PVR recognized $1.9 million and $1.3 million of wheelage fees, primarily as a result of the Alloy Acquisition. These increases were partially offset by a decrease from $1.4 million in 2005 to $1.0 million in 2006 in royalty income from oil and natural gas royalty interests acquired in the March 2005 Coal River Acquisition. Further offsetting the increases was $1.5 million PVR received in 2005 from the sale of a bankruptcy claim filed against a former lessee in 2004 for lost future rents.

Expenses. Operating expenses increased to $8.6 million in 2006 from $5.8 million in 2005, or 49%, due to production on PVR’s subleased Central Appalachian property acquired in the Huff Creek Acquisition in May 2006. This increase was partially offset by a decrease in production from other subleased properties primarily resulting from the movement of longwall mining operations at one of these properties. Fluctuations in production on subleased properties have a direct impact on royalty expense. General and administrative expenses increased due to absorbing operations related to our 2005 and 2006 acquisitions, increased professional fees and payroll costs relating to evaluating acquisition opportunities and increased reimbursement to the general partner for shared corporate overhead costs. Depreciation, depletion and amortization expense increased due to the increase in production and a higher depletion rate on recently acquired reserves.

Year Ended December 31, 2005 Compared With Year Ended December 31, 2004

The following table sets forth a summary of certain financial and other data for PVR’s coal segment and the percentage change for the periods indicated:

	Year Ended December 31,
	2005	2004	% Change
	(in thousands, except as noted)
Financial Highlights

Revenues
Coal royalties	$82,725	$69,643	19%
Coal services	5,230	3,787	38%
Other	7,800	2,200	255%

Total revenues	95,755	75,630	27%

Expenses
Operating	5,755	7,224	(20)%
Taxes other than income	1,129	948	19%
General and administrative	9,237	8,307	11%
Depreciation, depletion and amortization	17,890	18,632	(4)%

Total expenses	34,011	35,111	(3)%

Operating income	$61,744	$40,519	52%

Operating Statistics
Royalty coal tons produced by lessees (tons in millions)	30,227	31,181	(3)%
Average royalty per ton ($/ton)	$2.74	$2.23	23%

Revenues. Coal royalty revenues increased to $82.7 million in 2005 from $69.6 million in 2004, or 19%, due to a higher average royalty per ton despite a 3% decrease in production. The average royalty per ton increased 23% to $2.74 in 2005 from $2.23 in 2004. The increase in the average royalty per ton was primarily due to a greater percentage of coal being produced from certain price-sensitive leases and stronger market conditions for coal resulting in higher prices. Coal production by PVR’s lessees decreased primarily due to a loss of production resulting from one lessee’s longwall mining operation moving off of PVR’s property and onto an adjacent third party property in the first quarter of 2005. Production also decreased due to the inability of one lessee’s customer to receive shipments because of an operating problem at the customer’s power generation facility. These decreases were partially offset by production from property PVR acquired in July 2005 in the Illinois Basin.

Coal services revenues increased 38% to $5.2 million in 2005 from $3.8 million in 2004. The increase in coal services revenues primarily related to increased equity earnings from the coal handling joint venture in which PVR acquired a 50% interest in July 2004. Increased revenues from two coal handling facilities that began operating in July 2003 and February 2004 also contributed to the increase.

Other revenues increased 255% to $7.8 million in 2005 from $2.2 million in 2004 primarily due to the following factors. PVR received $1.3 million of additional wheelage fees primarily as a result of the Alloy Acquisition in April 2005. PVR also received $1.5 million during the second quarter of 2005 from the sale of a bankruptcy claim filed against a former lessee in 2004 for lost future rents. PVR received $1.4 million of royalty income in 2005 from the oil and natural gas royalty interests acquired in the March 2005 Coal River Acquisition, $0.8 million in fees for the management of certain coal properties and $0.4 million of rental income from railcars purchased in the second quarter of 2005.

Expenses. Operating expenses decreased to $5.8 million in 2005 from $7.2 million in 2004, or 20%, due to a decrease in production from subleased properties, partially offset by new wheelage expenses incurred as a result of the April 2005 Alloy Acquisition. Production from subleased properties decreased by 32% to 4.6 million tons in 2005 from 6.8 million tons in 2004. General and administrative expenses increased primarily due to increased accounting and tax related fees and increased payroll costs due to new personnel and wage increases. The decrease in depreciation, depletion and amortization expense is consistent with the decrease in production.

PVR Natural Gas Midstream Segment

PVR began operating in its natural gas midstream segment on March 3, 2005 with the acquisition of Cantera’s natural gas midstream business. The results of operations of the natural gas midstream segment since that date are discussed below.

The following table sets forth a summary of certain financial and other data for PVR’s natural gas midstream segment and the percentage change for the periods indicated:

	Year Ended December 31,
	2006	2005 (1)	% Change
	(in thousands)
Financial Highlights

Revenues
Residue gas	$259,764	$233,208	11%
Natural gas liquids	130,675	106,453	23%
Condensate	9,989	7,322	36%
Gathering and transportation fees	2,287	1,674	37%

Total natural gas midstream revenues	402,715	348,657	16%
Marketing revenue, net	2,195	1,936	13%

Total revenues	404,910	350,593	15%

Expenses
Cost of gas purchased	334,594	303,912	10%
Operating	11,403	9,347	22%
Taxes other than income	1,420	1,268	12%
General and administrative	11,023	6,982	58%
Depreciation and amortization	17,094	12,738	34%

Total operating expenses	375,534	334,247	12%

Operating income	$29,376	$16,346	80%

Operating Statistics
Inlet volumes (MMcf)	55,991	38,875	44%
Midstream processing margin (2)	$68,121	$44,745	52%

(1)	Represents the results of operations of the natural gas midstream segment since March 3, 2005, the closing date of the Cantera Acquisition.
(2)	Midstream processing margin consists of total natural gas midstream revenues minus the cost of gas purchased.

The financial and other data presented in the table above for 2005 include ten months of operations of PVR’s midstream business. One of the primary reasons for the significant differences in PVR’s results of operations for 2006 as compared to 2005 is that the 2006 data includes 12 full months of operations of the midstream business.

Revenues. Revenues included residue gas sold from processing plants after NGLs were removed, NGLs sold after being removed from inlet volumes received, condensate collected and sold, gathering and other fees primarily from natural gas volumes connected to PVR’s gas processing plants and the purchase and resale of natural gas not connected to its gathering systems and processing plants. The increase in natural gas midstream revenues was primarily a result of an additional two months of operations in 2006 and higher average NGL and condensate prices in 2006.

Expenses. Operating costs and expenses primarily consisted of the cost of gas purchased and also included operating expenses, taxes other than income, general and administrative expenses and depreciation and amortization. Expenses generally increased due to an additional two months of activity in 2006. The following paragraphs describe other factors contributing to the change in expenses.

Cost of gas purchased consisted of amounts payable to third-party producers for natural gas purchased under percentage of proceeds and keep-whole contracts. The increase in the cost of gas purchased was primarily due to overall volume of natural gas purchased in 2006. Included in cost of gas purchased for 2006 was a $4.6 million non-cash charge to reserve for amounts related to balances assumed as part of the Cantera Acquisition. The following table shows a summary of the effects of derivative activities on midstream processing margin:

	Year Ended December 31,
	2006	2005
	(in thousands)
Midstream processing margin, as reported	$68,121	$44,745
Derivatives losses included in midstream processing margin	1,953	(988)

Midstream processing margin before impact of derivatives	70,074	43,757
Cash settlements on derivatives	(19,436)	(4,752)

Midstream processing margin, adjusted for derivatives	$50,638	$39,005

Operating expenses increased due to rent and maintenance costs associated with additional compressors. General and administrative expenses increased primarily due to additional personnel added to support the business and recent acquisitions, and increased reimbursement to PVR’s general partner for shared corporate overhead costs from $0.8 million in 2005 to $2.4 million in 2006. Depreciation and amortization expense increased due to depreciation on the pipeline acquired in the June 2006 Transwestern Acquisition and recent gathering system expansions.

Other

Interest Expense. Interest expense increased by $4.7 million from $14.1 million in 2005 to $18.8 million in 2006. The increase was primarily due to interest incurred on additional borrowings under the Revolver to finance the Cantera Acquisition, the Transwestern Acquisition and coal property acquisitions in 2005 and 2006 and a general increase in interest rates. Interest expense increased by $6.8 million from $7.3 million in 2004 to $14.1 million in 2006. The increase was primarily due to interest incurred on additional borrowings to finance the Cantera Acquisition and coal property acquisitions in 2005.

Derivatives. Because during the first quarter of 2006 PVR’s natural gas derivatives and a large portion of PVR’s NGL derivatives no longer qualified for hedge accounting and to increase clarity in its consolidated financial statements, PVR elected to discontinue hedge accounting prospectively for its remaining and future commodity derivatives beginning May 1, 2006. Consequently, from that date forward, PVR began recognizing mark-to-market gains and losses in earnings currently, rather than deferring such amounts in accumulated other comprehensive income (partners’ capital). The net mark-to-market loss on PVR’s outstanding derivatives at April 30, 2006, which was included in accumulated other comprehensive income, will be reported in future earnings through 2008 as the original hedged transactions settle. This change in reporting will have no impact on PVR’s reported cash flows, although future results of operations will be affected by the potential volatility of mark-to-market gains and losses which fluctuate with changes in NGL, in oil and gas prices.

Derivative losses were $11.3 million for 2006 and included a net $11.2 million loss for settlements and mark-to-market adjustments and a $0.1 million unrealized loss for changes in hedge effectiveness. Unrealized loss due to changes in fair market value was associated with PVR’s derivative contracts that it no longer accounted for using hedge accounting and represented changes in the fair value of PVR’s open contracts during the period. The unrealized loss for changes in hedge effectiveness was associated with hedging contracts that PVR accounted for using hedge accounting under SFAS No. 133. Derivative losses for 2005 included a $13.9 million unrealized loss representing the change in market value of derivative agreements between the time PVR entered into the agreements in January 2005 and the time the derivative agreements qualified for hedge accounting after closing the acquisition of the natural gas midstream business in March 2005.

Environmental Matters

The operations of PVR’s coal lessees and its natural gas midstream segment are subject to environmental laws and regulations adopted by various governmental authorities in the jurisdictions in which these operations are conducted. The terms of PVR’s coal property leases impose liability for all environmental and reclamation liabilities arising under those laws and regulations on the relevant lessees. The lessees are bonded and have indemnified PVR against any and all future environmental liabilities. PVR regularly visits coal properties to monitor lessee compliance with environmental laws and regulations and to review mining activities. PVR’s management believes that the operations of its coal lessees and its natural gas midstream segment comply with existing regulations and does not expect any material impact on its financial condition or results of operations.

As of December 31, 2006 and 2005, PVR’s environmental liabilities included $1.6 million and $2.5 million, which represents its best estimate of the liabilities as of those dates related to its coal and natural gas midstream businesses. PVR has reclamation bonding requirements with respect to certain unleased and inactive properties. Given the uncertainty of when the reclamation area will meet regulatory standards, a change in this estimate could occur in the future. For a summary of the environmental laws and regulations applicable to PVR’s operations, see Item 1, “Business—Government Regulation and Environmental Matters.”

Recent Accounting Pronouncements

See Note 3 in the Notes to Consolidated Financial Statements for a description of recent accounting pronouncements.

Forward-Looking Statements

Certain statements contained herein that are not descriptions of historical facts are “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Because such statements include risks, uncertainties and contingencies, actual results may differ materially from those expressed or implied by such forward-looking statements. These risks, uncertainties and contingencies include, but are not limited to, the risks set forth in Item 1A, “Risk Factors.”

Additional information concerning these and other factors can be found in our press releases and public periodic filings with the SEC. Many of the factors that will determine our future results are beyond the ability of management to control or predict. Readers should not place undue reliance on forward-looking statements, which reflect management’s views only as of the date hereof. We undertake no obligation to revise or update any forward-looking statements, or to make any other forward-looking statements, whether as a result of new information, future events or otherwise.

Item 7A	Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices. The principal market risks to which PVR is exposed are NGL, crude oil, natural gas and coal price risks and interest rate risk.

PVR is also indirectly exposed to the credit risk of its customers and lessees. If its customers or lessees become financially insolvent, they may not be able to continue operating or meeting their payment obligations.

Price Risk Management

PVR’s price risk management program permits the utilization of derivative financial instruments (such as futures, forwards, option contracts and swaps) to seek to mitigate the price risks associated with fluctuations in natural gas, NGL and crude oil prices as they relate to PVR’s natural gas midstream business. Prior to May 1, 2006, these financial instruments were historically designated as cash flow hedges and accounted for in accordance with SFAS No. 133. The derivative financial instruments are placed with major financial institutions that PVR believes are of minimum credit risk. The fair value of PVR’s price risk management assets is significantly affected by fluctuations in the prices of natural gas, NGLs and crude oil.

For the year ended December 31, 2006, PVR reported a net $11.3 million derivative loss. The derivative loss included a net $11.2 million loss for settlements and mark-to-market adjustments and a $0.1 million unrealized loss for changes in hedge effectiveness. Because during the first quarter of 2006 PVR’s natural gas derivatives and a large portion of PVR’s NGL derivatives no longer qualified for hedge accounting and to increase clarity in its consolidated financial statements, PVR elected to discontinue hedge accounting prospectively for its remaining and future commodity derivatives beginning May 1, 2006. Consequently, from that date forward, PVR began recognizing mark-to-market gains and losses in earnings currently, rather than deferring such amounts in accumulated other comprehensive income (partners’ capital). The net mark-to-market loss on PVR’s outstanding derivatives at April 30, 2006, which was included in accumulated other comprehensive income, will be reported in future earnings through 2008 as the original hedged transactions settle. PVR will recognize hedging losses of $4.6 million in 2007 and $5.5 million in 2008 related to settlements of the hedged transactions for which PVR deferred net losses in accumulated other comprehensive income through April 30, 2006. The discontinuation of hedge accounting will have no impact on PVR’s reported cash flows, although future results of operations will be affected by the potential volatility of mark-to-market gains and losses which fluctuate with changes in NGL, oil and gas prices. See the discussion and tables in Note 9 in the Notes to Consolidated Financial Statements for a description of PVR’s derivative program. The following table lists PVR’s open mark-to-market derivative agreements and their fair values as of December 31, 2006:

	Average Volume Per Day	Weighted Average Price	Estimated Fair Value (in thousands)
	(in gallons)	(per gallon)
Ethane Swaps
First Quarter 2007 through Fourth Quarter 2007	34,440	$0.5050	(1,277)
First Quarter 2008 through Fourth Quarter 2008	34,440	$0.4700	(1,377)

	(in gallons)	(per gallon)
Propane Swaps
First Quarter 2007 through Fourth Quarter 2007	26,040	$0.7550	(1,543)
First Quarter 2008 through Fourth Quarter 2008	26,040	$0.7175	(1,795)

	(in barrels)	(per barrel)
Crude Oil Swaps
First Quarter 2007 through Fourth Quarter 2007	560	$50.80	(2,815)
First Quarter 2008 through Fourth Quarter 2008	560	$49.27	(3,446)

	(in MMbtu)	(per MMbtu)
Natural Gas Swaps
First Quarter 2007 through Fourth Quarter 2007	4,000	$6.97	(11)
First Quarter 2008 through Fourth Quarter 2008	4,000	$6.97	1,479
December 2006 Settlements			(1,350)

Natural gas midstream segment commodity derivatives—net liability			$(12,135)

Taking into account the derivative positions described above, for every $1.00 per MMbtu decrease or increase in natural gas prices, natural gas midstream gross processing margin and operating income would increase or decrease by approximately $8.1 million. Taking into account the derivative positions described above, for every $5.00 per barrel increase or decrease in oil prices, natural gas midstream gross processing margin and operating income would increase or decrease by approximately $10.0 million.

Interest Rate Risk

As of December 31, 2006, PVR had $143.2 million of outstanding indebtedness under the Revolver, which carries a variable interest rate throughout its term. PVR executed interest rate derivative transactions in September 2005 to effectively convert the interest rate on $60 million of the amount outstanding under the Revolver from a LIBOR-based floating rate to a weighted average fixed rate of 4.22% plus the applicable margin. The interest rate swaps are accounted for as cash flow hedges in accordance with SFAS No. 133. A 1% increase in short-term interest rates on the floating rate debt outstanding (net of amounts fixed through hedging transactions) at December 31, 2006 would cost PVR approximately $0.8 million in additional interest expense.

Item 8	Financial Statements and Supplementary Data

PENN VIRGINIA GP HOLDINGS, L.P.

INDEX TO FINANCIAL SECTION

Page
Report of Independent Registered Public Accounting Firm on the Financial Statements	69
Financial Statements and Supplementary Data	70

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of Penn Virginia GP Holdings, L.P.:

We have audited the accompanying consolidated balance sheets of Penn Virginia GP Holdings, L.P. and subsidiaries (the “Partnership”) as of December 31, 2006 and 2005, and the related consolidated statements of income, partners’ capital and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Penn Virginia GP Holdings, L.P. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 3 to the consolidated financial statements, effective January 1, 2006, the Partnership changed its method of accounting for share-based payments.

KPMG LLP

Houston, Texas

March 6, 2007

PENN VIRGINIA GP HOLDINGS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per unit amounts)

	Year Ended December 31,
	2006	2005	2004
Revenues
Natural gas midstream	$402,715	$348,657	$—
Coal royalties	98,163	82,725	69,643
Coal services	5,864	5,230	3,787
Other	11,149	9,736	2,200

Total revenues	517,891	446,348	75,630

Expenses
Cost of midstream gas purchased	334,594	303,912	—
Operating	20,003	15,102	7,224
Taxes other than income	2,354	2,397	948
General and administrative	21,024	16,219	8,307
Depreciation, depletion and amortization	37,493	30,628	18,632

Total expenses	415,468	368,258	35,111

Operating income	102,423	78,090	40,519

Other income (expense)
Interest expense	(18,821)	(14,057)	(7,267)
Other	2,359	1,149	1,063
Derivatives	(11,260)	(14,024)	—

Income from operations before minority	74,701	51,158	34,315
Minority interest	(42,653)	(30,389)	(19,026)

Net income	$32,048	$20,769	$15,289

Basic and diluted net income per limited partner unit	$0.98	$0.65	$0.48
Weighted average number of units outstanding, basic and diluted:	32,700	32,125	32,125

See accompanying notes to consolidated financial statements.

PENN VIRGINIA GP HOLDINGS, L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 31,
	2006	2005
Assets
Current assets
Cash and cash equivalents	$13,687	$23,150
Accounts receivable	66,987	76,408
Derivative assets	449	10,235
Other current assets	2,587	3,145

Total current assets	83,710	112,938

Property, plant and equipment	665,135	535,040
Accumulated depreciation, depletion and amortization	(108,622)	(76,258)

Net property, plant and equipment	556,513	458,782
Equity investments	25,355	26,672
Goodwill	7,718	7,718
Intangibles, net	33,045	38,051
Derivative assets	2,455	8,536
Other long-term assets	7,473	7,250

Total assets	$716,269	$659,947

Liabilities and Partners’ Capital
Current liabilities
Accounts payable	$51,931	$55,617
Accrued liabilities	11,409	$11,325
Current portion of long-term debt	10,832	8,108
Deferred income	6,999	5,073
Derivative liabilities	6,996	20,700

Total current liabilities	88,167	100,823

Deferred income	6,592	10,194
Other liabilities	3,339	4,364
Derivative liabilities	6,618	11,246
Long-term debt	207,214	246,846
Commitments and contingencies
Minority interests of subsidiary	330,148	326,310

Partners’ capital
Common units (39,025 units outstanding at December 31, 2006)	82,842	(33,645)
Accumulated other comprehensive loss	(8,651)	(4,891)
Unearned compensation	—	(1,300)

Total partners’ capital	74,191	(39,836)

Total liabilities and partners’ capital	$716,269	$659,947

See accompanying notes to consolidated financial statements.

PENN VIRGINIA GP HOLDINGS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2006	2005	2004
Cash flows from operating activities
Net income	$32,048	$20,769	$15,289
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	37,493	30,628	18,632
Commodity derivative contracts:
Total derivative losses (gains)	13,213	12,188	—
Cash settlements on derivatives	(19,439)	(4,752)	—
Minority interest	42,653	30,389	19,026
Non-cash interest expense	769	1,735	1,678
Equity earnings, net of distributions received	1,317	1,269	561
Gain on sale of securities	(1,160)	—	—
Other	1,406	2,468	(498)
Changes in operating assets and liabilities
Accounts receivable	(914)	(27,326)	(1,759)
Other current assets	558	1,532	(24)
Accounts payable	(3,323)	16,398	(401)
Accrued liabilities	(2,333)	6,981	(215)
Deferred income	(1,676)	2,063	2,295
Other assets and liabilities	71	108	(732)

Net cash provided by operating activities	100,683	94,450	53,852

Cash flows from investing activities
Acquisitions, net of cash acquired	(91,259)	(290,938)	(28,675)
Additions to property, plant and equipment	(38,453)	(12,735)	(855)
Other	36	52	1,104

Net cash used in investing activities	(129,676)	(303,621)	(28,426)

Cash flows from financing activities
Distributions to minority interest holders of PVR	(38,387)	(30,571)	(21,764)
Distributions to affiliates	(22,426)	(21,894)	(16,643)
Proceeds from borrowings	85,800	288,800	28,500
Repayments of borrowings	(122,900)	(151,600)	(2,500)
Proceeds from issuance of common units	119,408	129,026	—
Payment of offering costs	(1,590)	—	—
Payments for debt issuance costs	(375)	(2,385)	(1,234)

Net cash provided by (used in) financing activities	19,530	211,376	(13,641)

Net increase (decrease) in cash and cash equivalents	(9,463)	2,205	11,785
Cash and cash equivalents—beginning of period	23,150	20,945	9,160

Cash and cash equivalents—end of period	$13,687	$23,150	$20,945

Supplemental disclosure:
Cash paid for interest	$18,312	$12,138	$5,472

Noncash investing and financing activities:
Issuance of PVR units for acquisition	$—	$10,415	$1,060
Assumption of liabilities in acquisitions	$—	$3,981	$—

See accompanying notes to consolidated financial statements.

PENN VIRGINIA GP HOLDINGS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL AND COMPREHENSIVE INCOME

(in thousands)

	Limited Partners		Accumulated Other Comprehensive Income (Loss)	Unearned Compensation	Total	Comprehensive Income (Loss)
	Common Units	Amount
Balance at December 31, 2003	—	$(35,768)	$—	$(735)	$(36,503)	$10,180

Distributions to affiliates	—	(16,643)	—	—	(16,643)
PVR units held for compensation, net	—	(526)	—	(139)	(665)
Net income	—	15,289	—	—	15,289	$15,289

Balance at December, 31, 2004	—	(37,648)	—	(874)	(38,522)	$15,289

Capital contributions	—	3,222	—	—	3,222
Distributions to affiliates	—	(22,545)	—	—	(22,545)
PVR units held for compensation, net	—	2,557	—	(426)	2,131
Net income	—	20,769	—		20,769	$20,769
Other comprehensive income	—	—	—		—
Other comprehensive loss	—	—	(4,891)	—	(4,891)	(4,891)

Balance at December 31, 2005	—	(33,645)	(4,891)	(1,300)	(39,836)	$15,878

Adoption of SFAS No. 123(R)	—	(1,300)	—	1,300	—
Distributions to affiliates	—	(22,426)	—	—	(22,426)
PVR units held for compensation, net	—	157	—	—	157
Gain on sale of subsidiary units	—	(1,160)	—	—	(1,160)
Distribution of net assets to Penn Virginia	—	(13,868)	—	—	(13,868)
Issuance of units to Penn Virginia	32,125	5,218			5,218
Issuance of units to the public, net of offering and other costs	6,900	117,818	—	—	117,818
Net income	—	32,048	—	—	32,048	32,048
Other comprehensive income	—	—	(3,760)	—	(3,760)	(3,760)

Balance at December 31, 2006	39,025	$82,842	$(8,651)	$—	$74,191	$28,288

See accompanying notes to consolidated financial statements.

PENN VIRGINIA GP HOLDINGS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization

Penn Virginia GP Holdings, L.P. (the “Partnership,” “we,” “us” or “our”) is a Delaware limited partnership formed in June 2006 that currently owns three types of equity interests in Penn Virginia Resource Partners, L.P. (“PVR”). Our only cash generating assets consist of our partnership interests in PVR. Due to our control of the general partner of PVR, the financial results of PVR are included in our consolidated financial statements. However, PVR functions with a capital structure that is independent of ours, consisting of its own debt instruments and publicly traded common units.

Our general partner is an indirect wholly owned subsidiary of Penn Virginia. Penn Virginia and its subsidiaries also own an approximately 82% limited partner interest in us. We own 100% of Penn Virginia Resource GP, LLC, a Delaware limited liability company and the general partner of PVR. We completed our initial public offering in December 2006 and used the proceeds from the offering to purchase 416,444 newly issued common units and 4,012,164 newly issued Class B units from PVR. As of December 31, 2006, we owned approximately 44% of PVR, consisting of a 2% general partner interest and an approximately 42% limited partner interest. As part of our ownership of PVR’s general partner, we also own the rights, referred to as “incentive distribution rights,” to receive an increasing percentage of PVR’s quarterly distributions of available cash from operating surplus after certain levels of cash distributions have been achieved.

2. Penn Virginia Resource Partners, L.P.

Penn Virginia Resource Partners, L.P. is a Delaware limited partnership formed by Penn Virginia in July 2001 primarily to engage in the business of managing coal properties in the United States. PVR completed an initial public offering (the “PVR IPO”) in October 2001. Effective with the closing of the PVR IPO, Penn Virginia, through its wholly owned subsidiaries, received common and subordinated units of PVR and a 2% general partnership interest in PVR. The general partner of PVR is Penn Virginia Resource GP, LLC, which was a wholly owned subsidiary of Penn Virginia at the time of the PVR IPO.

PVR’s common units had preferences over PVR’s subordinated units with respect to cash distributions; accordingly, we accounted for the sale of PVR IPO units as a sale of minority interest. At the time of the PVR IPO, we computed a gain of $25.6 million under SEC Staff Accounting Bulletin Topic 5-H, Accounting for Sales of Stock by a Subsidiary, which is included in minority interest. In November 2004, 25% of the subordinated units converted to common units, and another 25% converted in November 2005, as PVR met certain requirements to qualify for early conversion. The remaining 50% converted to common units in November 2006. The gain of $25.6 million will be recognized in partners’ capital when PVR has no form of subordinated securities outstanding, including the Class B units issued to us in December 2006 in connection with our initial public offering (see Note 1).

In March 2005, PVR issued 2.5 million common units in public offering, which constitutes a sale of a minority interest from our perspective. PVR also issued common units in connection with an acquisition in 2005 (see Note 5). We will recognize an additional gain in partners’ capital resulting from the March 2005 public offering and issuance of units in the acquisition when PVR has no form of subordinated securities outstanding, including the Class B units issued to us in December 2006 in connection with our initial public offering (see Note 1).

PVR conducts operations in two business segments: coal and natural gas midstream.

PENN VIRGINIA GP HOLDINGS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In the coal segment, PVR does not operate any mines. Instead, PVR enters into leases with various third-party operators which give those operators the right to mine coal reserves on PVR’s land in exchange for royalty payments. PVR also provides fee-based infrastructure facilities to some of its lessees and third parties to generate coal services revenues. These facilities include coal loading facilities, preparation plants and coal handling facilities located at end-user industrial plants. PVR also sells timber growing on its land.

PVR purchased its natural gas midstream business on March 3, 2005, through the acquisition of Cantera Gas Resources, LLC (see Note 4). As a result of this acquisition, PVR owns and operates a significant set of midstream assets. PVR’s midstream business derives revenues primarily from gas processing contracts with natural gas producers and from fees charged for gathering natural gas volumes and providing other related services.

We, through our ownership of the general partner of PVR, manage the operations and activities of PVR. Most of PVR’s personnel are employees of Penn Virginia or its affiliates. PVR’s general partner is liable for all of PVR’s debts (to the extent not paid from PVR’s assets), except for indebtedness or other obligations that are made specifically non-recourse to us.

We do not receive any management fee or other compensation for the management of PVR. We and our affiliates are reimbursed for expenses incurred on PVR’s behalf. These expenses include the costs of employee, officer and director compensation and benefits properly allocable to PVR and all other expenses necessary or appropriate to conduct the business of, and allocable to, PVR. PVR’s partnership agreement provides that PVR’s general partner will determine the expenses that are allocable to PVR in any reasonable manner determined by PVR in its sole discretion.

PVR makes quarterly cash distributions of its available cash, generally defined as all of PVR’s cash and cash equivalents on hand at the end of each quarter less cash reserves established by the general partner at its sole discretion. According to PVR’s partnership agreement, the general partner receives incremental incentive cash distributions if cash distributions exceed certain target thresholds as follows:

	Unitholders	General Partner
Quarterly cash distribution per unit:
First target—up to $0.275 per unit	98%	2%
Second target—above $0.275 per unit up to $0.325 per unit	85%	15%
Third target—above $0.325 per unit up to $0.375 per unit	75%	25%
Thereafter—above $0.375 per unit	50%	50%

The following table reflects the allocation of total cash distributions paid by PVR during the period indicated (in thousands, except per unit information):

	Year Ended December 31,
	2006	2005	2004
Limited partner units	$61,427	$50,018	$38,403
General partner interest (2%)	1,254	1,021	788
Incentive distribution rights	4,273	910	—

Total cash distributions paid	$66,954	$51,949	$39,191

Total cash distributions paid per unit	$1.4750	$1.2413	$1.0600

PENN VIRGINIA GP HOLDINGS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On February 13, 2007, PVR paid a $0.40 per unit quarterly distribution ($1.60 per unit on an annualized basis) to unitholders of record on February 5, 2007.

3. Summary of Significant Accounting Policies

Basis of Presentation

Unless otherwise indicated, for the purposes of these financial statements, the “Partnership,” “we,” “us” or “our” refers to Penn Virginia GP Holdings, L.P. and subsidiaries. References to the “parent company” are intended to mean Penn Virginia GP Holdings, L.P. individually as the parent company and not on a consolidated basis.

In accordance with generally accepted accounting principles, the distribution of net assets from the parent company to affiliates of Penn Virginia in December 2006 was accounted for as a reorganization of entities under common control in a manner similar to a pooling of interests. As a result, our historical consolidated financial information presented in this Annual Report on Form 10-K for periods prior to our receipt of contributions from Penn Virginia has been presented using the consolidated financial information of Penn Virginia Resource GP, LLC and subsidiaries, which was our predecessor company.

The presentation of such predecessor consolidated financial information assumes that the historical ownership interests in PVR held by affiliates of Penn Virginia (prior to the contribution of net assets in December 2006) were owned by the parent company. This method of presentation is substantially on the same basis that our consolidated results of operations and financial position have been presented since the contribution of net assets from affiliates of Penn Virginia.

The consolidated financial statements include the accounts of the parent company, all wholly-owned subsidiaries of the parent company and PVR, of which we indirectly owned the sole 2% general partner interest and an approximately 42% limited partner interest as of December 31, 2006. Penn Virginia Resource GP, LLC, our wholly-owned subsidiary, serves as PVR’s general partner and controls PVR. Intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all adjustments have been reflected that are necessary for a fair presentation of the consolidated financial statements. Certain amounts have been reclassified to conform to the current year’s presentation.

Our ownership of PVR has historically included our ownership of limited partner interests in PVR, our ownership of Penn Virginia Resource GP, LLC and our ownership of the incentive distribution rights in PVR. Our sole ownership of Penn Virginia Resource GP, LLC currently provides us with a 2% general partner interest in PVR. Our general partner interest gives us control of PVR because the holders of limited partner interests in PVR: (i) do not have the substantive ability to dissolve PVR, (ii) can remove Penn Virginia Resource GP, LLC as PVR’s general partner only with a supermajority vote of the PVR limited partner interests and the PVR limited partner interests which can be voted in such an election are restricted, and (iii) the PVR limited partners do not possess substantive participating rights in PVR’s operations. Therefore, our consolidated financial statements include the assets, liabilities and cash flows of Penn Virginia Resource GP, LLC and PVR.

Our only cash-generating assets are our ownership interest in Penn Virginia Resource GP, LLC, which owns the general partner interest and incentive distribution rights in PVR, and our ownership of limited partner interests in PVR. Therefore, our cash flows are dependent upon PVR’s ability to make cash distributions, and the distributions we receive are subject to PVR’s cash distribution policies.

The minority interest of subsidiary on our consolidated balance sheet reflects the outside ownership interest of PVR when taking into consideration the allocations made related to Penn Virginia Resource GP, LLC’s incentive distribution rights. PVR’s outside ownership interest was 56% at December 31, 2006.

PENN VIRGINIA GP HOLDINGS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Use of Estimates

Preparation of the accompanying consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities in the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Property, Plant and Equipment

Property, plant and equipment consist of PVR’s ownership in coal fee mineral interests, PVR’s royalty interest in oil and natural gas wells, processing facilities, gathering systems, compressor stations and related equipment. Property, plant and equipment are carried at cost and include expenditures for additions and improvements, such as roads and land improvements, which increase the productive lives of existing assets. Maintenance and repair costs are expensed as incurred. Renewals and betterments, which extend the useful life of the properties, are capitalized. We compute depreciation and amortization of property, plant and equipment using the straight-line or declining balance method over the estimated useful life of each asset as follows:

Useful Life
Gathering systems	15 years
Compressor stations	5-15 years
Processing plants	15 years
Other property and equipment	3-20 years

We deplete coal properties on an area-by-area basis at a rate based upon the cost of the mineral properties and estimated proven and probable tonnage therein. From time to time, PVR carries out core-hole drilling activities on coal properties in order to ascertain the quality and quantity of the coal contained in those properties. These core-drilling activities are expensed as incurred. We deplete oil and gas properties on a unit-of-production basis over the remaining life of the reserves. When we retire or sell an asset, we remove its cost and related accumulated depreciation and amortization from the balance sheet. We record the difference between the net book value (net of any related asset retirement obligation) and proceeds from disposition as gain or loss.

Asset Retirement Obligations

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 143, Accounting for Asset Retirement Obligations, we recognize the fair value of a liability for an asset retirement obligation (an “ARO”) in the period in which it is incurred. The determination of fair value is based upon regional market and facility type information. The associated asset retirement costs are capitalized as part of the carrying cost of the asset. See Note 10, “Asset Retirement Obligations.” The amount of an ARO and the costs capitalized equal the estimated future cost to satisfy the abandonment obligation using current prices that are escalated by an assumed inflation factor after discounting the future cost back to the date that the abandonment obligation was incurred using an assumed cost of funds for us. After recording these amounts, the ARO is accreted to its future estimated value using the same assumed cost of funds, and the additional capitalized costs will be depreciated over the life of the assets. Both the accretion and the depreciation are included in depreciation, depletion and amortization on our consolidated statements of income.

PENN VIRGINIA GP HOLDINGS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Impairment of Long-Lived Assets

We review long-lived assets to be held and used whenever events or circumstances indicate that the carrying value of those assets may not be recoverable. An impairment loss must be recognized when the carrying amount of an asset exceeds the sum of the undiscounted estimated future cash flows. In this circumstance, we would recognize an impairment loss equal to the difference between the carrying value and the fair value of the asset. Fair value is estimated to be the present value of future net cash flows from proved reserves, discounted utilizing a rate commensurate with the risk and remaining lives of the assets.

Equity Investments

We use the equity method of accounting to account for PVR’s investment in a coal handling joint venture, recording PVR’s initial investment at cost. Subsequently, the carrying amount of the investment is increased to reflect PVR’s share of income of the investee and is reduced to reflect PVR’s share of losses of the investee or distributions received from the investee as the joint venture reports them. PVR’s share of earnings or losses from the investment is included in coal services revenues on the consolidated statements of income. Coal services revenues also includes amortization of the amount of PVR’s equity investment that exceeds its portion of the underlying equity in net assets. We record amortization over the life of coal services contracts in place at the time of PVR’s initial investment.

Goodwill

We had approximately $7.7 million of goodwill at December 31, 2006 and 2005 based upon the purchase price allocation for the Cantera Acquisition (as defined in Note 4). The goodwill has been allocated to our natural gas midstream segment. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill is assessed at least annually for impairment. We tested goodwill for impairment during the fourth quarter of 2006 and determined that no impairment charge was necessary.

Intangibles

Intangible assets at December 31, 2006 and 2005 included $37.7 million for customer contracts and relationships acquired in the Cantera Acquisition (see Note 4) and the Alloy Acquisition (see Note 5) and $4.6 million for rights-of-way acquired in the Cantera Acquisition (see Note 4). Customer contracts and relationships are amortized on a straight-line basis over the expected useful lives of the individual contracts and relationships, up to 15 years. Rights-of-way are amortized on a straight-line basis over a period of 15 years. Total intangible amortization expense for the years ended December 31, 2006 and 2005 was approximately $5.0 million and $4.2 million as of December 31, 2006. There were no intangible assets or related amortization in 2004. As of December 31, 2006, accumulated amortization of intangible assets was $9.2 million. The following table summarizes PVR’s estimated aggregate amortization expense for the next five years (in thousands):

2007	$4,106
2008	3,485
2009	3,219
2110	3,006
2111	2,764
Thereafter	16,465

Total	$33,045

PENN VIRGINIA GP HOLDINGS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Debt Issuance Costs

Debt issuance costs relating to long-term debt have been capitalized and are being amortized over the term of the related debt instrument.

Long-Term Prepaid Minimums

PVR leases a portion of its reserves from third parties which require monthly or annual minimum rental payments. The prepaid minimums are recoupable from future production and are deferred and charged to royalty expense as the coal is subsequently produced. PVR evaluates the recoverability of the prepaid minimums on a periodic basis; consequently, any prepaid minimums that cannot be recouped are charged to royalty expense.

Environmental Liabilities

Other liabilities include accruals for environmental liabilities that PVR either assumed in connection with certain acquisitions or recorded in operating expenses when it became probable that a liability had been incurred and the amount of that liability could be reasonably estimated.

Concentration of Credit Risk

Approximately 81% of our accounts receivable at December 31, 2006 resulted from natural gas midstream customers and approximately 19% resulted from accrued revenues from coal lessee production. Approximately 31% of total accounts receivable at December 31, 2006 related to two midstream customers. These concentrations may impact our overall credit risk, either positively or negatively, in that these entities may be similarly affected by changes in economic or other conditions. In determining whether or not to require collateral from a lessee or customer, PVR analyzes the entity’s net worth, cash flows, earnings and credit ratings to the extent information is available. Receivables are generally not collateralized. Historical credit losses incurred on receivables have not been significant.

Fair Value of Financial Instruments

Our financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, derivative instruments and long-term debt. The carrying values of all of these financial instruments, except fixed rate long-term debt, approximate fair value. The fair value of fixed rate long-term debt at December 31, 2006 and 2005 was $75.4 million and $81.2 million.

Revenues

Natural Gas Midstream Revenues. Revenues from the sale of natural gas liquids (“NGLs”) and residue gas are recognized when PVR sells the NGLs and residue gas produced at its gas processing plants. We recognize gathering and transportation revenues based upon actual volumes delivered. Due to the time needed to gather information from various purchasers and measurement locations and then calculate volumes delivered, the collection of natural gas midstream revenues may take up to 30 days following the month of production. Therefore, we make accruals for revenues and accounts receivable and the related cost of gas purchased and accounts payable based on estimates of natural gas purchased and NGLs and residue gas sold, and our financial results include estimates of production and revenues for the period of actual production. We record any differences, which have not historically been significant, between the actual amounts ultimately received or paid and the original estimates in the period they become finalized.

PENN VIRGINIA GP HOLDINGS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Coal Royalties. Coal royalty revenues are recognized on the basis of tons of coal sold by PVR’s lessees and the corresponding revenues from those sales. Most of PVR’s coal leases are based on minimum monthly or annual payments, a minimum dollar royalty per ton and/or a percentage of the gross sales price. The remainder of PVR’s coal royalty revenues was derived from fixed royalty rate leases, which escalate annually, with pre-established minimum monthly payments. Coal royalty revenues are accrued on a monthly basis, based on PVR’s best estimates of coal mined on its properties.

Coal Services. Coal services revenues are recognized when lessees use PVR’s facilities for the processing, loading and/or transportation of coal. Coal services revenues consist of fees collected from lessees for the use of PVR’s loadout facility, coal preparation plants and dock loading facility. PVR also includes equity earnings in coal services revenues. PVR recognizes its share of income or losses from its investment in a coal handling joint venture as the joint venture reports them to PVR.

Minimum Rentals. Most of PVR’s lessees must make minimum monthly or annual payments that are generally recoupable over certain time periods. These minimum payments are recorded as deferred income. If the lessee recoups a minimum payment through production, the deferred income attributable to the minimum payment is recognized as coal royalty revenues. If a lessee fails to meet its minimum production for certain pre-determined time periods, the deferred income attributable to the minimum payment is recognized as minimum rental revenues and is included in other revenues.

Hedging Activities

From time to time, PVR enters into derivative financial instruments to mitigate its exposure to NGL, crude oil and natural gas price volatility. The derivative financial instruments, which are placed with major financial institutions that PVR believes are minimum credit risks, take the form of swaps. All derivative financial instruments are recognized in the financial statements at fair value in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The fair values of PVR’s derivative instruments are determined based on third party forward price quotes. All derivative transactions are subject to PVR’s risk management policy, which has been reviewed and approved by the board of directors of PVR’s general partner.

PVR historically has entered into derivative financial instruments that would qualify for hedge accounting under SFAS No. 133. Hedge accounting affects the timing of revenue recognition and cost of midstream gas purchased in our consolidated statements of income, as a majority of the gain or loss from a contract qualifying as a cash flow hedge is deferred until the hedged transaction settles. Because during the first quarter of 2006 PVR’s natural gas derivatives and a large portion of PVR’s NGL derivatives no longer qualified for hedge accounting and to increase clarity in its consolidated financial statements, PVR elected to discontinue hedge accounting prospectively for its remaining and future commodity derivatives beginning May 1, 2006. Consequently, from that date forward, PVR began recognizing mark-to-market gains and losses in earnings currently, rather than deferring such amounts in accumulated other comprehensive income (partners’ capital). Because PVR no longer uses hedge accounting for its commodity derivatives, we could experience significant changes in the estimate of derivative gain or loss recognized in revenues and cost of midstream gas purchased due to swings in the value of these contracts. These fluctuations could be significant in a volatile pricing environment.

The net mark-to-market loss on PVR’s outstanding derivatives at April 30, 2006, which was included in accumulated other comprehensive income, will be reported in future earnings through 2008 as the original hedged transactions settle. This change in reporting will have no impact on PVR’s reported cash flows, although future results of operations will be affected by the potential volatility of mark-to-market gains and losses which fluctuate with changes in NGL, oil and gas prices.

PENN VIRGINIA GP HOLDINGS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Income Taxes

We are a legal partnership and have no federal income tax liability, and the tax effect of our activities accrues to our unitholders. Penn Virginia Resource GP, LLC is a limited liability company which is treated as a partnership for federal income tax purposes. Therefore, Penn Virginia Resource GP, LLC is not a taxable entity and generally incurs no federal income tax liability. PVR is a legal partnership and is also not a taxable entity and has no federal income tax liability. The taxable income or losses of the Partnership and PVR are includable in the federal and state income tax returns of their individual partners. Net income for financial statement purposes may differ significantly from taxable income reportable to partners as a result of differences between the tax bases and financial reporting bases of assets and liabilities.

Net Income per Limited Partner Unit

Basic and diluted net income per limited partner unit is determined by dividing net income by the weighted average number of outstanding common units. At December 31, 2006, there were no dilutive units.

The consolidated financial information presented for periods prior to December 2006 is based on the consolidated financial information of the parent company’s predecessor, Penn Virginia Resource GP, LLC. Our earnings per unit amounts for periods prior to our initial public offering in December 2006 assume that affiliates of Penn Virginia owned 32,125,000 units during those periods.

Unit-Based Compensation

Our general partner has a long-term incentive plan that permits the grant of awards to employees and directors of our general partner and employees of our general partner’s affiliates who perform services for us. Awards under the long-term incentive plan can be in the form of common units, restricted units, unit options, phantom units and deferred common units. The long-term incentive plan is administered by the compensation and benefits committee of our general partner’s board of directors. We reimburse our general partner for payments made pursuant to the long-term incentive plan.

The general partner of PVR has a long-term incentive plan that permits the grant of awards to employees and directors of PVR’s general partner and employees of its affiliates who perform services for PVR. Awards under this long-term incentive plan can be in the form of PVR common units, restricted PVR units, PVR unit options, phantom PVR units and deferred PVR common units. The PVR long-term incentive plan is administered by the compensation and benefits committee of the board of directors of PVR’s general partner. PVR reimburses its general partner for payments made pursuant to the long-term incentive plan.

New Accounting Standards

In December 2004, the Financial Accounting Standards Board (the “FASB”) issued the final revised version of SFAS No. 123(R), Share-Based Payment, which requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees. Effective January 1, 2006, we adopted SFAS No. 123(R). As a result of adopting SFAS No. 123(R), we reclassified unearned compensation of $1.3 million as of January 1, 2006, to the limited partners’ interest in partners’ capital.

In September 2006, the FASB issued FASB Staff Position (“FSP”) AUG AIR-1, Accounting for Planned Major Maintenance Activities. FSP AUG AIR-1 prohibits companies from accruing as a liability the future costs of periodic major overhauls and maintenance of plant and equipment. FSP AUG AIR-1 is effective for fiscal years beginning after December 15, 2006. We expect that the provisions of FSP AUG AIR-1 will not have a material impact on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, a standard that provides enhanced guidance for using fair value to measure assets and liabilities. SFAS No. 157 also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities

PENN VIRGINIA GP HOLDINGS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. SFAS No. 157 does not expand the use of fair value in any new circumstances. SFAS No. 157 establishes a fair value hierarchy that prioritizes the information used to develop fair value assumptions. SFAS No. 157 is effective for fiscal years and interim periods beginning after November 15, 2007. We have not yet determined the impact on our financial statements of adopting SFAS No. 157 effective January 1, 2008.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB No. 108 expresses the SEC staff’s views regarding the process of quantifying financial statement misstatements. The SEC staff believes registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. The SEC staff will not object if a registrant records a one-time cumulative effect adjustment to correct errors existing in prior years that previously had been considered immaterial, quantitatively and qualitatively, based on appropriate use of the registrant’s approach. SAB No. 108 describes the circumstances where this would be appropriate as well as required disclosures to investors. SAB No. 108 is effective for fiscal years ending on or after November 15, 2006. We adopted SAB NO. 108 as of December 31, 2006. Adoption of SAB No. 108 had no effect on our financial position or results of operations.

4. Acquisition of Natural Gas Midstream Business

On March 3, 2005, PVR completed its acquisition (the “Cantera Acquisition”) of Cantera Gas Resources, LLC (“Cantera”), a midstream gas gathering and processing company with primary locations in Oklahoma and Texas. The midstream business operates as PVR Midstream LLC, a subsidiary of Penn Virginia Operating Co., LLC, which is a wholly owned subsidiary of PVR. As a result of the Cantera Acquisition, PVR owns and operates a significant set of midstream assets including gas gathering pipelines and three natural gas processing facilities. PVR’s midstream business derives revenues primarily from gas processing contracts with natural gas producers and from fees charged for gathering natural gas volumes and providing other related services. The results of operations of PVR Midstream LLC since March 3, 2005, the closing date of the Cantera Acquisition, are included in the accompanying consolidated statements of income.

Cash paid in connection with the Cantera Acquisition was $199.2 million, net of cash received and including capitalized acquisition costs, which we funded with a $110 million term loan and with long-term debt under PVR’s revolving credit facility. PVR used proceeds of $126.4 million from its sale of common units in a subsequent public offering in March 2005 and a $2.6 million contribution from its general partner to repay the term loan in full and to reduce outstanding indebtedness under the revolving credit facility. The total purchase price was allocated to the assets purchased and the liabilities assumed in the Cantera Acquisition based upon the fair values on the date of acquisition as follows (in thousands):

Cash consideration paid for Cantera	$201,326
Plus: Acquisition costs	3,275

Total purchase price	204,601
Less: Cash acquired	(5,378)

Total purchase price, net of cash acquired	$199,223

Current assets acquired	$43,697
Property and equipment acquired	145,448
Other assets acquired	645
Liabilities assumed	(38,337)
Intangible assets	40,052
Goodwill	7,718

Total purchase price, net of cash acquired	$199,223

PENN VIRGINIA GP HOLDINGS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The purchase price allocation includes approximately $7.7 million of goodwill. The significant factors that contributed to the recognition of goodwill include PVR’s entry into the natural gas midstream business and its ability to acquire an established business with an assembled workforce.

Under SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets, goodwill recorded in connection with a business combination is not amortized, but rather is tested for impairment at least annually. Accordingly, the unaudited pro forma financial information presented below does not include amortization of the goodwill recorded in the Cantera Acquisition. The purchase price allocation also includes $40.1 million of intangible assets that are primarily associated with assumed customer contracts, customer relationships and rights-of-way. These intangible assets are being amortized over periods of up to 15 years, the period in which benefits are derived from the contracts, relationships and rights-of-way, and are reviewed for impairment under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

The following unaudited pro forma financial information reflects our consolidated results of operations as if the Cantera Acquisition and related financings had occurred on January 1 of the reported period. The pro forma information includes adjustments primarily for depreciation of acquired property and equipment, amortization of intangibles, interest expense for acquisition debt and the change in weighted average common units resulting from the public offering. The pro forma financial information is not necessarily indicative of the results of operations as it would have been had these transactions been effected on the assumed date.

	Year Ended December 31,
	2005	2004
	(unaudited) (in thousands, except share data)
Revenues	$518,790	$361,162
Net income	$21,717	$25,911

5. Other Acquisitions

In the following paragraphs, all references to coal, oil and natural gas reserves acquired are unaudited.

In December 2006, PVR acquired ownership and rights to approximately 22 million tons of coal reserves. The reserves are located in Henderson County, Kentucky. The purchase price was $9.3 million and was funded with cash.

In June 2006, PVR acquired approximately 115 miles of gathering pipelines and related compression facilities in Texas and Oklahoma (the “Transwestern Acquisition”). These assets are contiguous to PVR’s Beaver/Perryton System. PVR paid $14.7 million in cash for the acquisition. Subsequently, PVR borrowed $14.7 million under its revolving credit facility to replenish the cash used in the Transwestern Acquisition.

In May 2006, PVR acquired the lease rights to approximately 69 million tons of coal reserves located on approximately 20,000 acres in Boone, Logan and Wyoming Counties, West Virginia (the “Huff Creek Acquisition”). The purchase price was $65.0 million and was funded with long-term debt under PVR’s revolving credit facility.

In July 2005, PVR acquired fee ownership of approximately 94 million tons of coal reserves in the western Kentucky portion of the Illinois Basin for $62.4 million in cash (the “Green River Acquisition”) and the assumption $3.3 million of deferred income. This coal reserve acquisition is PVR’s first in the Illinois Basin and was funded with long-term debt under PVR’s revolving credit facility. Currently, approximately 43 million tons of these coal reserves are leased to affiliates of Peabody Energy Corporation (NYSE: BTU).

PENN VIRGINIA GP HOLDINGS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In July 2005, PVR acquired a combination of fee ownership and lease rights to approximately 16 million tons of coal reserves for $14.5 million (the “Wayland Acquisition”). The reserves are located in the eastern Kentucky portion of Central Appalachia. The Wayland Acquisition was funded with $4 million of cash and PVR’s issuance to the seller of approximately 209,000 common units.

In April 2005, PVR acquired fee ownership of approximately 16 million tons of coal reserves for $15.0 million in cash (the “Alloy Acquisition”). The reserves, located on approximately 8,300 acres in the Central Appalachia region of West Virginia, will be produced from deep and surface mines. Production started in late 2005. Revenues were earned initially from transportation-related fees on coal mined from an adjacent property, followed by royalty revenues as the mines on PVR’s property commenced production. The seller remained on the property as the lessee and operator. The Alloy Acquisition was funded with long-term debt under PVR’s revolving credit facility.

In March 2005, PVR acquired lease rights to approximately 36 million tons of undeveloped coal reserves and royalty interests in 73 producing oil and natural gas wells for $9.3 million in cash (the “Coal River Acquisition”). The coal reserves are located in the Central Appalachia region of southern West Virginia. The oil and gas wells are located in eastern Kentucky and southwestern Virginia. The Coal River Acquisition was funded with long-term debt under PVR’s revolving credit facility. The coal reserves are predominantly low sulfur and high BTU content, and development will occur in conjunction with PVR’s adjacent reserves and a related loadout facility that was placed into service in 2004. The oil and gas property contained approximately 2.8 billion cubic feet equivalent of net proved oil and gas reserves.

In July 2004, PVR acquired from affiliates of Massey Energy Company a 50% interest in a joint venture formed to own and operate end-user coal handling facilities. The purchase price was $28.4 million and was funded with long-term debt under PVR’s revolving credit facility. The joint venture owns coal handling facilities which unload coal shipments and store and transfer coal for three industrial coal consumers in the chemical, paper and lime production industries located in Tennessee, Virginia and Kentucky. A combination of fixed monthly fees and per ton throughput fees is paid by those consumers under long-term leases expiring between 2007 and 2019.

The factors we used to determine the fair market value of acquisitions include, but are not limited to, discounted future net cash flows on a risked-adjusted basis, geographic location, quality of resources, potential marketability and financial condition of the lessees.

6. Property and Equipment

Property and equipment includes:

	December 31,
	2006	2005
	(in thousands)
Coal properties	$414,935	$340,439
Compressor stations	49,071	45,405
Gathering systems	121,467	91,216
Coal services equipment	38,755	23,351
Processing plants	19,273	14,533
Land	11,291	10,675
Oil and gas properties	5,395	5,324
Other property and equipment	4,948	4,097

	665,135	535,040
Accumulated depreciation, depletion and amortization	(108,622)	(76,258)

Net property and equipment	$556,513	$458,782

PENN VIRGINIA GP HOLDINGS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7. Equity Investments

As described in Note 5, “Other Acquisitions,” PVR acquired a 50% interest in Coal Handling Solutions, LLC, a joint venture formed to own and operate end-user coal handling facilities. We account for the investment under the equity method of accounting. In 2004, the original cash investment of $28.4 million was capitalized. At December 31, 2006 and 2005, our equity investment totaled $25.4 million and $26.7 million, which exceeded our portion of the underlying equity in net assets by $8.7 million and $10.7 million. The difference is being amortized to equity earnings over the life of coal services contracts in place at the time of the acquisition. In accordance with the equity method, we recognized equity earnings of $1.3 million in 2006, $1.1 million in 2005 and $0.4 million in 2004, with a corresponding increase in the investment. The joint venture generally pays to PVR quarterly distributions of PVR’s portion of the joint venture’s cash flows. PVR received cash distributions from the joint venture of $2.7 million in 2006, $2.3 million in 2005 and $1.0 million in 2004. Equity earnings are included in coal services revenues on the consolidated statements of income.

8. Allowance for Prepaid Minimums

PVR establishes provisions for losses on long-term prepaid minimums if PVR determines that it will not recoup all or part of the outstanding balance. Collectibility is reviewed periodically and an allowance is established or adjusted, as necessary, using the specific identification method. The allowance is netted against long-term prepaid minimums on the accompanying consolidated balance sheet. The following table presents the activity of PVR’s allowance for prepaid minimums for each of the last three years:

	Year Ended December 31,
	2006	2005	2004
	(in thousands)
Balance at beginning of period	$1,692	$1,514	$1,334
Charges to expense	60	178	180
Forfeiture of prepaid minimum	(15)	—	—

Balance at end of period	$1,737	$1,692	$1,514

9. Derivative Instruments

Discontinuation of Hedge Accounting

Because during the first quarter of 2006 PVR’s natural gas derivatives and a large portion of PVR’s NGL derivatives no longer qualified for hedge accounting and to increase clarity in its consolidated financial statements (see below for further discussions), PVR elected to discontinue hedge accounting prospectively for its remaining commodity derivatives beginning May 1, 2006. Consequently, from that date forward, PVR began recognizing mark-to-market gains and losses in earnings currently, rather than deferring such amounts in accumulated other comprehensive income (partners’ capital). The net mark-to-market loss on PVR’s outstanding derivatives at April 30, 2006, which was included in accumulated other comprehensive income, will be reported in future earnings through 2008 as the original hedged transactions settle. This change in reporting will have no impact on PVR’s reported cash flows, although future results of operations will be affected by the potential volatility of mark-to-market gains and losses which fluctuate with changes in NGL, oil and gas prices.

Natural Gas Midstream Segment Commodity Derivatives

PVR utilizes swap derivative contracts to hedge against the variability in cash flows associated with forecasted natural gas midstream revenues and cost of gas purchased. While the use of derivative instruments limits the risk of adverse price movements, their use also may limit future revenues or cost savings from favorable price movements.

PENN VIRGINIA GP HOLDINGS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

With respect to a swap contract, the counterparty is required to make a payment to PVR if the settlement price for any settlement period is less than the swap price for such contract, and PVR is required to make a payment to the counterparty if the settlement price for any settlement period is greater than the swap price for such contract.

The fair values of PVR’s derivative agreements are determined based on forward price quotes and regression analysis for the respective commodities as of December 31, 2006. The following table sets forth PVR’s positions as of December 31, 2006 for commodities related to natural gas midstream revenues (ethane, propane and crude oil) and cost of midstream gas purchased (natural gas):

	Average Volume Per Day		Weighted Average Price		Estimated Fair Value (in thousands)
	(in gallons)		(per gallon)
Ethane Swaps
First Quarter 2007 through Fourth Quarter 2007	34,440		$0.5050		(1,277)
First Quarter 2008 through Fourth Quarter 2008	34,440		$0.4700		(1,377)

	(in gallons	)	(per gallon	)
Propane Swaps
First Quarter 2007 through Fourth Quarter 2007	26,040		$0.7550		(1,543)
First Quarter 2008 through Fourth Quarter 2008	26,040		$0.7175		(1,795)

	(in barrels	)	(per barrel	)
Crude Oil Swaps
First Quarter 2007 through Fourth Quarter 2007	560		$50.80		(2,815)
First Quarter 2008 through Fourth Quarter 2008	560		$49.27		(3,446)

	(in MMbtu	)	(per MMbtu	)
Natural Gas Swaps
First Quarter 2007 through Fourth Quarter 2007	4,000		$6.97		(11)
First Quarter 2008 through Fourth Quarter 2008	4,000		$6.97		1,479
December 2006 Settlements					(1,350)

Natural gas midstream segment commodity derivatives—net liability					$(12,135)

Based upon our assessment of derivative agreements at December 31, 2006, we reported (i) a net derivative liability related to the natural gas midstream segment of $12.1 million, (ii) a loss in accumulated other comprehensive income of $10.1 million and (iii) a net loss on derivatives for hedge ineffectiveness of $0.1 million for the year ended December 31, 2006 related to derivatives in the natural gas midstream segment. The following table summarizes the effects of commodity derivative activities on our consolidated statements of income (in thousands):

	Year Ended December 31,
	2006	2005	2004
Income statement caption:
Midstream revenue	$(10,331)	$(3,871)	$—
Cost of gas purchased	8,378	4,859	—
Derivatives	(11,260)	(14,024)	—

Increase (decrease) in net income	$(13,213)	$(13,036)	$—

Realized and unrealized derivative impact:
Cash paid for derivative settlements	$(19,436)	$(4,752)	$—
Unrealized derivative gain (loss)	6,223	(8,284)	—

Increase (decrease) in net income	$(13,213)	$(13,036)	$—

PENN VIRGINIA GP HOLDINGS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At the time PVR entered into its natural gas derivatives and certain NGL derivatives, physical purchase prices of natural gas correlated well with NYMEX natural gas prices and physical sales prices of NGLs correlated well with NGL index prices. However, in the second half of 2005, basis differentials for certain derivative agreements widened as NYMEX natural gas prices and NGL index prices reached historically high levels. In the first quarter of 2006, PVR’s correlation assessment indicated that its NYMEX natural gas derivatives and certain NGL derivatives could no longer be considered “highly effective” hedges under the parameters of the accounting rules. Consequently, we discontinued hedge accounting effective January 1, 2006 for PVR’s natural gas derivatives and certain NGL derivatives that were no longer considered highly effective. As discussed above, beginning May 1, 2006, PVR elected to discontinue hedge accounting prospectively for PVR’s remaining and future commodity derivatives. PVR will recognize hedging losses of $4.6 million in 2007 and $5.5 million in 2008 related to settlements of the hedged transactions for which PVR deferred net losses in accumulated other comprehensive income through April 30, 2006.

Interest Rate Swaps

In September 2005, PVR entered into interest rate swap agreements (the “Revolver Swaps”) to establish fixed rates on $60 million of the portion of the outstanding balance on its revolving credit facility that is based on the London Inter Bank Offering Rate (“LIBOR”) until March 2010. PVR pays a weighted average fixed rate of 4.22% on the notional amount plus the applicable margin, and the counterparties pay a variable rate equal to the three-month LIBOR. Settlements on the Revolver Swaps are recorded as interest expense. The Revolver Swaps were designated as cash flow hedges. Accordingly, the effective portion of the change in the fair value of the swap transactions is recorded each period in other comprehensive income. The ineffective portion of the change in fair value, if any, is recorded to current period earnings as interest expense. We reported (i) a derivative asset of approximately $1.4 million at December 31, 2006 and (ii) a gain in accumulated other comprehensive income of $1.4 million at December 31, 2006 related to the Revolver Swaps. In connection with periodic settlements, we recognized $0.5 million in net hedging gains in interest expense for the year ended December 31, 2006. Based upon future interest rate curves at December 31, 2006, PVR expects to realize $0.4 million of hedging gains within the next 12 months. The amounts that PVR ultimately realizes will vary due to changes in the fair value of open derivative agreements prior to settlement.

10. Asset Retirement Obligations

The table below reconciles the beginning and ending aggregate carrying amount of our asset retirement obligations, which are included in other liabilities on the accompanying consolidated balance sheets:

	Year Ended December 31,
	2006	2005
	(in thousands)
Balance at beginning of period	$1,458	$723
Adoption of FIN 47	—	635
Liabilities incurred	301	—
Accretion expense	122	100

Balance at end of period	$1,881	$1,458

PENN VIRGINIA GP HOLDINGS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11. Long-Term Debt

Long-term debt as of December 31, 2006 and 2005 consisted of the following:

	December 31,
	2006	2005
	(in thousands)
Revolving credit facility—variable rate of 6.1 percent at December 31, 2006	$143,200	$172,000
Senior unsecured notes (1)	74,846	82,954

	218,046	254,954
Less: Current maturities	(10,832)	(8,108)

Total long-term debt	$207,214	$246,846

(1)	Includes negative fair value adjustments of $0.6 million and $0.7 million as of December 31, 2006 and 2005 related to a former interest rate swap agreement that was designated as a fair value hedge. The swap agreement was settled in June 2005.

PVR Revolving Credit Facility

Concurrent with the closing of the Cantera Acquisition in March 2005, Penn Virginia Operating Co., LLC, the parent of PVR Midstream LLC and a subsidiary of PVR, entered into a new unsecured $260 million, five-year credit agreement with a syndicate of financial institutions led by PNC Bank, National Association (“PNC”). The new agreement consisted of a $150 million revolving credit facility (the “Revolver”) that matures in March 2010 and a $110 million term loan. During 2005, a portion of the Revolver and the term loan were used to fund the Cantera Acquisition and to repay borrowings under PVR’s previous credit facility. Proceeds of $126.4 million received by PVR from a subsequent public offering of 2.5 million PVR common units in March 2005 and a $2.6 million contribution from its general partner were used to repay the $110 million term loan and a portion of the amount outstanding under the Revolver. The term loan cannot be re-borrowed. The Revolver is available for general purposes, including working capital, capital expenditures and acquisitions, and includes a $10 million sublimit for the issuance of letters of credit. PVR had outstanding letters of credit of $1.6 million as of December 31, 2006 and 2005. In 2006 and 2005, PVR incurred commitment fees of $0.4 million each year on the unused portion of the Revolver.

In July 2005, PVR amended the credit agreement to increase the size of the commitment under the Revolver from $150 million to $300 million and to increase its one-time option (upon receipt by the credit facility’s administrative agent of commitments from one or more lenders) to expand the Revolver from $100 million to $150 million. The amendment also updated certain debt covenant definitions. The interest rate under the credit agreement remained unchanged and fluctuates based on PVR’s ratio of total indebtedness to EBITDA. In December 2006, PVR further amended the credit agreement to achieve a more favorable interest rate and to extend the maturity date to December 2011. Interest is payable at a base rate plus an applicable margin of up to 0.75% if PVR selects the base rate borrowing option under the credit agreement, or at a rate derived from LIBOR plus an applicable margin ranging from 0.75%o 1.75% if PVR selects the LIBOR-based borrowing option. The other terms of the credit agreement remained unchanged.

The financial covenants under the Revolver require PVR to maintain specified levels of debt to consolidated EBITDA and consolidated EBITDA to interest. The financial covenants restricted PVR’s borrowing capacity under the Revolver to approximately $257.0 million as of December 31, 2006. At the current $300 million limit on the Revolver, and given the outstanding balance of $143.2 million, net of $1.6 million of letters of credit, PVR could borrow up to $155.2 million without exercising its one-time option to expand the Revolver. In order to

PENN VIRGINIA GP HOLDINGS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

utilize the full extent of the $257.0 million borrowing capacity, PVR would need to exercise its one-time option to expand the Revolver by $150 million. The Revolver prohibits PVR from making distributions to its partners if any potential default or event of default, as defined in the Revolver, occurs or would result from the distribution. In addition, the Revolver contains various covenants that limit, among other things, PVR’s ability to incur indebtedness, grant liens, make certain loans, acquisitions and investments, make any material change to the nature of its business, acquire another company or enter into a merger or sale of assets, including the sale or transfer of interests in its subsidiaries. As of December 31, 2006, PVR was in compliance with all of its covenants under the Revolver.

In connection with the Cantera Acquisition, during the fourth quarter of 2004, PVR entered into a bridge loan commitment with two financial institutions. The bridge loan was terminated late in the fourth quarter of 2004, and PVR replaced it with the expanded credit facility as described above. In the fourth quarter of 2004, PVR paid loan issue costs of approximately $1.2 million related to the bridge loan commitment, which were recorded as interest expense in 2004.

PVR Senior Unsecured Notes

In March 2003, PVR closed a private placement of $90 million of senior unsecured notes (the “Notes”). The Notes initially bore interest at a fixed rate of 5.77% and mature over a ten-year period ending in March 2013, with semi-annual principal and interest payments. The Notes contain various covenants similar to those contained in the Revolver. The Notes have an equal priority of payment as all other unsecured indebtedness, including the Revolver. As of December 31, 2006, PVR was in compliance with all of its covenants under the Notes.

In conjunction with the closing of the Cantera Acquisition, PVR amended the Notes to allow it to enter the natural gas midstream business and to increase certain covenant coverage ratios, including the debt to EBITDA test. In exchange for this amendment, PVR agreed to a 0.25% increase in the fixed interest rate on the Notes, from 5.77% to 6.02%. The amendment to the Notes also requires that PVR obtain an annual confirmation of its credit rating, with a 1.00% increase in the interest rate payable on the Notes in the event its credit rating falls below investment grade. In March 2006, PVR’s investment grade credit rating was confirmed as investment grade by Dominion Bond Rating Services.

Debt Maturities

Aggregate maturities of the principal amounts of long-term debt for the next five years and thereafter are as follows (in thousands):

2007	$11,000
2008	12,700
2009	14,100
2010	13,400
2011	154,000
Thereafter	13,400

Total principal	218,600
Less: Terminated interest rate swap	(554)

Total debt, including current maturities	$218,046

PENN VIRGINIA GP HOLDINGS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12. Partners’ Capital and Distributions

As of December 31, 2006, partners’ capital consisted of 39.0 million common units. As of December 31, 2006, affiliates of Penn Virginia, in the aggregate, owned an 82% interest in us, consisting of 32.1 million common units and a non-economic general partner interest.

Net income per limited partner unit is based on the weighted average number of common units outstanding during the period. Net income per limited partner unit is computed by dividing the limited partners’ interest in net income by the weighted average number of limited partner units outstanding.

We distribute 100% of Available Cash (as defined in our partnership agreement) within 55 days after the end of each quarter to unitholders of record. Available Cash is generally defined as all of our cash and cash equivalents on hand at the end of each quarter less reserves established by our general partner for future requirements. Our general partner has the discretion to establish cash reserves that are necessary or appropriate to (i) provide for the proper conduct of our business; (ii) comply with applicable law, any of our debt instruments or other agreements; (iii) provide funds for distributions to unitholders and our general partner for any one or more of the next four quarters; or (iv) permit Penn Virginia Resource GP, LLC to make capital contributions to PVR to maintain its 2% general partner interest upon the issuance of additional partnership securities by PVR.

Limited Call Right

If at any time our general partner and its affiliates own more than 90% of the outstanding common units, our general partner has the right, but not the obligation, to purchase all of the remaining common units at a price not less than the then current market price of the common units.

13. Related Party Transactions

General and Administrative

Penn Virginia charges us for certain corporate administrative expenses which are allocable to us and our subsidiaries. When allocating general corporate expenses, consideration is given to property and equipment, payroll and general corporate overhead. Any direct costs are paid by us. Total corporate administrative expenses charged to us totaled $4.5 million, $2.6 million and $1.5 million for the years ended December 31, 2006, 2005 and 2004. These costs are reflected in general and administrative expenses in the accompanying consolidated statements of income. At least annually, management performs an analysis of general corporate expenses based on time allocations of shared employees and other pertinent factors. Based on this analysis, management believes the allocation methodologies used are reasonable.

Accounts Payable-Affiliate

Amounts payable to (due from) related parties totaled $1.9 million and $(1.7) million as of December 31, 2006 and 2005. This balance consists primarily of amounts due to (from) our general partner for general and administrative expenses incurred on our behalf and is included in accounts payable (or accounts receivable) on the accompanying consolidated balance sheets.

Marketing Revenues

Connect Energy Services, LLC, a wholly-owned subsidiary of PVR, earned $0.4 million in fees for marketing a portion of Penn Virginia Oil & Gas, L.P.’s natural gas production during 2006. The marketing agreement was effective September 1, 2006. Penn Virginia Oil & Gas, L.P. is a wholly-owned subsidiary of Penn Virginia. Marketing revenues are included in other revenues on our consolidated statements of income.

PENN VIRGINIA GP HOLDINGS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14. Long-Term Incentive Plans

Long-Term Incentive Plan

Our general partner has a long-term incentive plan that permits the grant of awards covering an aggregate of 300,000 common units to employees and directors of our general partner and employees of our general partner’s affiliates who perform services for us. Awards under the long-term incentive plan can be in the form of common units, restricted units, unit options, phantom units and deferred common units. The long-term incentive plan is administered by the compensation and benefits committee of our general partner’s board of directors. We reimburse our general partner for payments made pursuant to the long-term incentive plan. We recognized no compensation expense related to the long-term incentive plan for the period from our inception on December 5, 2006 through December 31, 2006.

PVR Long-Term Incentive Plan

PVR’s general partner has a long-term incentive plan that permits the grant of awards covering an aggregate of 600,000 PVR common units to employees and directors of PVR’s general partner and employees of its affiliates who perform services for PVR. Awards under the PVR long-term incentive plan can be in the form of PVR common units, restricted PVR units, PVR unit options, phantom PVR units and deferred PVR common units. The PVR long-term incentive plan is administered by the compensation and benefits committee of the board of directors of PVR’s general partner. PVR reimburses its general partner for payments made pursuant to the PVR long-term incentive plan. Compensation expense related to the PVR long-term incentive plan totaled $1.9 million, $1.4 million and $0.4 million for the years ended December 31, 2006, 2005 and 2004.

PVR Common Units. PVR’s general partner granted 1,795 PVR common units at a weighted average grant-date fair value of $26.01 per unit to non-employee directors in 2006. PVR’s general partner granted 876 PVR common units at a weighted average grant-date fair value of $25.36 per unit to non-employee directors in 2005. PVR’s general partner granted 9,922 PVR common units at a weighted average grant-date fair value of $17.42 per unit to non-employee directors in 2004.

PVR Restricted Units. PVR restricted units vest upon terms established by the compensation and benefits committee of PVR’s general partner. In addition, all PVR restricted units will vest upon a change of control of either PVR’s general partner or Penn Virginia. If a grantee’s employment with, or membership on the board of directors of, PVR’s general partner terminates for any reason, the grantee’s unvested PVR restricted units will be automatically forfeited unless, and to the extent that, the compensation and benefits committee provides otherwise. Distributions payable with respect to PVR restricted units may, in the compensation and benefits committee’s discretion, be paid directly to the grantee or held by PVR’s general partner and made subject to a risk of forfeiture during the applicable restriction period. PVR restricted units granted in 2006 and 2005 vest over a three-year period, with one-third vesting in each year. PVR restricted units granted in 2004 vested on the first anniversary of the date of grant.

A summary of the status of nonvested PVR restricted units as of December 31, 2006, and changes during the year then ended, is presented below:

	Nonvested Restricted Units	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2006	113,624	$18.81
Granted	82,320	28.83
Vested	(81,116)	26.64
Forfeit	(614)	27.99

Nonvested at December 31, 2006	114,214	$20.42

PENN VIRGINIA GP HOLDINGS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2006, PVR had $2.2 million of total unrecognized compensation cost related to nonvested restricted units. PVR expects to reimburse its general partner for that cost over a weighted-average period of 0.9 years. The total grant-date fair value of PVR restricted units vested was $2.2 million in 2006, $0.4 million in 2005 and $0.4 million in 2004.

Deferred PVR Common Units. A portion of the compensation to the non-employee directors of the general partner of PVR is paid in deferred PVR common units. Each deferred PVR common unit represents one PVR common unit, which vests immediately upon issuance and is available to the holder upon termination or retirement from the board of directors of PVR’s general partner. PVR common units delivered in connection with deferred PVR common units may be PVR common units acquired by PVR’s general partner in the open market, PVR common units already owned by PVR’s general partner, PVR common units acquired by PVR’s general partner directly from PVR or any other person, or any combination of the foregoing. PVR’s general partner is entitled to reimbursement by PVR for the cost incurred in acquiring PVR common units. Deferred PVR common units awarded to directors receive all cash or other distributions paid by PVR on account of its common units.

The following table summarizes activity for the most recent fiscal year with respect to deferred PVR common units awarded:

Deferred Common Units
Outstanding at January 1, 2006	21,710
Granted	23,636
Converted to common units	(6,439)

Outstanding at December 31, 2006	38,907

The aggregate intrinsic value of deferred PVR common units converted to PVR common units in 2006 was $0.2 million. No deferred PVR common units converted to PVR common units in 2005 or 2004.

15. Commitments and Contingencies

Rental Commitments

Operating lease rental expense in the years ended December 31, 2006, 2005 and 2004 was $1.9 million, $0.9 million and $0.2 million. Minimum rental commitments for the next five years under all non-cancelable operating leases in effect at December 31, 2006 were as follows (in thousands):

2007	$1,329
2008	1,126
2009	943
2010	907
2011	903

Total minimum payments	$5,208

Our rental commitments primarily relate to equipment, buildings and coal reserve-based properties which PVR subleases, or intends to sublease, to third parties. The obligation expires when the property has been mined to exhaustion or the lease has been canceled. The timing of mining by third party operators is difficult to estimate due to numerous factors. We believe that the future rental commitments cannot be estimated with certainty; however, based on current knowledge and historical trends, PVR believes that it will incur approximately $0.9 million in rental commitments annually until the reserves have been exhausted.

PENN VIRGINIA GP HOLDINGS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Legal

We are involved, from time to time, in various legal proceedings arising in the ordinary course of business. While the ultimate results of these proceedings cannot be predicted with certainty, management believes these claims will not have a material effect on our financial position, liquidity or operations.

Environmental Compliance

The operations of PVR’s coal lessees and PVR’s natural gas midstream segment are subject to environmental laws and regulations adopted by various governmental authorities in the jurisdictions in which these operations are conducted. The terms of PVR’s coal property leases impose liability for all environmental and reclamation liabilities arising under those laws and regulations on the relevant lessees. The lessees are bonded and have indemnified PVR against any and all future environmental liabilities. PVR regularly visits coal properties to monitor lessee compliance with environmental laws and regulations and to review mining activities. Management believes that the operations of PVR’s coal lessees and PVR’s natural gas midstream segment comply with existing regulations and does not expect any material impact on our financial condition or results of operations.

As of December 31, 2006 and 2005, environmental liabilities included $1.6 million and $2.5 million, representing our best estimate of our liabilities as of those dates related to PVR’s coal and natural gas midstream businesses. PVR has reclamation bonding requirements with respect to certain unleased and inactive properties. Given the uncertainty of when the reclamation area will meet regulatory standards, a change in this estimate could occur in the future.

Mine Health and Safety Laws

There are numerous mine health and safety laws and regulations applicable to the coal mining industry. However, since PVR does not operate any mines and does not employ any coal miners, PVR is not subject to such laws and regulations. Accordingly, we have not accrued any related liabilities.

16. Comprehensive Income

Comprehensive income represents changes in partners’ capital during the reporting period, including net income and charges directly to partners’ capital which are excluded from net income. For the three years ended December 31, 2006, 2005 and 2004, the components of comprehensive income were as follows (in thousands):

	Year Ended December 31,
	2006	2005	2004
Net income	$32,048	$20,769	$15,289
Unrealized holding losses on derivative activities	(5,669)	(3,903)	—
Reclassification adjustment for derivative activities	1,909	(988)	—

Comprehensive income	$28,288	$15,878	$15,289

17. Segment Information

Segment information has been prepared in accordance with SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information. Under SFAS No. 131, operating segments are defined as components of an enterprise about which separate financial information is available and is evaluated regularly by the chief operating decision maker, or decision-making group, in assessing performance. Our chief operating decision-

PENN VIRGINIA GP HOLDINGS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

making group consists of the Chief Executive Officer and other senior officials. This group routinely reviews and makes operating and resource allocation decisions among our coal operations and our natural gas midstream operations. Accordingly, our reportable segments are as follows:

•

Coal–management and leasing of coal properties and subsequent collection of royalties; other land management activities such as selling standing timber and real estate rentals; leasing of fee-based coal related infrastructure facilities to certain lessees and end-user industrial plants.

•	Natural Gas Midstream–natural gas processing, natural gas gathering and other related services.

The following table presents a summary of certain financial information relating to our segments:

	Coal	Natural Gas Midstream (1)	Other	Consolidated
	(in thousands)
For the year ended December 31, 2006
Revenues	$112,981	$404,910	$—	$517,891
Cost of midstream gas purchased	—	334,594	—	334,594
Operating costs and expenses	19,138	23,846	397	43,381
Depreciation, depletion and amortization	20,399	17,094	—	37,493

Operating income	$73,444	$29,376	$(397)	102,423

Interest expense, net				(16,462)
Derivatives				(11,260)
Minority interest				(42,653)

Net income				$32,048

Total assets	$409,709	$304,314	$2,246	$716,269
Equity investments	25,295	60	—	25,355
Additions to property, plant and equipment and acquisitions, net of cash acquired (2)	92,697	37,015	—	129,712
For the year ended December 31, 2005
Revenues	$95,755	$350,593	$—	$446,348
Cost of midstream gas purchased	—	303,912	—	303,912
Operating costs and expenses	16,121	17,597	—	33,718
Depreciation, depletion and amortization	17,890	12,738	—	30,628

Operating income	$61,744	$16,346	$—	78,090

Interest expense, net				(12,908)
Derivatives				(14,024)
Minority interest				(30,389)

Net income				$20,769

Total assets	$372,322	$285,557	$2,068	$659,947
Equity investments	26,612	60	—	26,672
Additions to property, plant and equipment and acquisitions, net of cash acquired (3)	96,862	206,811	—	303,673
For the year ended December 31, 2004
Revenues	$75,630	$—	$—	$75,630
Cost of midstream gas purchased	—	—	—	—
Operating costs and expenses	16,479	—	—	16,479
Depreciation, depletion and amortization	18,632	—	—	18,632

Operating income	$40,519	$—	$—	40,519

Interest expense, net				(6,204)
Minority interest				(19,026)

Net income				$15,289

Total assets	$284,435	$—	$1,035	$285,470
Equity investments	27,881	—	—	27,881
Additions to property, plant and equipment and acquisitions, net of cash acquired (4)	1,088	—	—	1,088

(1)	Represents the results of operations of the natural gas midstream segment since March 3, 2005, the closing date of the Cantera Acquisition.
(2)	Coal segment includes acquisition of assets other than property or equipment of $1.2 million.
(3)	Coal segment excludes noncash expenditures of $14.4 million related to acquisitions.
(4)	Excludes noncash expenditures of $1.1 million related to acquisitions.

Operating income is equal to total revenues less cost of midstream gas purchased, operating costs and expenses and depreciation, depletion and amortization. Operating income does not include certain other income items, interest expense, interest income and income taxes. Identifiable assets are those assets used in our operations in each segment.

For the year ended December 31, 2006, two customers of the natural gas midstream segment accounted for approximately $129.1 million and $67.4 million, or 25% and 13%, of our consolidated net revenues. For the year ended December 31, 2005, two customers of the natural gas midstream segment accounted for approximately $81.9 million and $77.1 million, or 18% and 17%, of our consolidated net revenues.

18. Quarterly Financial Information (Unaudited)

Summarized Quarterly Financial Data

2006	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands)
Revenues	$135,164	$123,463	$131,494	$127,770
Operating income	$18,246	$29,288	$29,899	$24,990
Net income	$3,451	$5,461	$12,801	$10,335
Basic and diluted net income per limited partner unit (1)	$0.11	$0.17	$0.40	$0.30
Weighted average number of units outstanding, basic and diluted	32,125	32,125	32,125	34,425
2005 (2)
Revenues	$46,190	$109,609	$128,405	$162,144
Operating income	$14,300	$20,436	$22,496	$20,858
Net income (loss)	$(815)	$6,619	$8,686	$6,279
Basic and diluted net income (loss) per limited partner unit (1)	$(0.03)	$0.21	$0.27	$0.20
Weighted average number of units outstanding, basic and diluted	32,125	32,125	32,125	32,125

(1)	The sum of the quarters may not equal the total of the respective year’s net income per limited partner unit due to changes in the weighted average units outstanding throughout the year.
(2)	Includes the results of operations from the natural gas midstream segment since March 3, 2005, the closing date of the Cantera Acquisition.

Item 9	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A	Controls and Procedures

(a) Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we performed an evaluation of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of December 31, 2006. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported accurately and on a timely basis. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of December 31, 2006, such disclosure controls and procedures were effective.

(b) Changes in Internal Control Over Financial Reporting

No changes were made in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B	Other Information

There was no information that was required to be disclosed by us on a Current Report on Form 8-K during the fourth quarter of 2006 which we did not disclose.

PART III

Item 10	Directors, Executive Officers and Corporate Governance

Directors and Executive Officers of our General Partner

The following table sets forth information concerning the directors and executive officers of our general partner. All directors of our general partner are elected, and may be removed, by Penn Virginia Resource GP Corp., its sole member and a wholly owned subsidiary of Penn Virginia.

Name	Age	Position with our General Partner
A. James Dearlove	59	Chairman of the Board of Directors and Chief Executive Officer
Robert Garrett	70	Director
Robert J. Hall	61	Director
Frank A. Pici	51	Director and Vice President and Chief Financial Officer
Nancy M. Snyder	53	Director and Vice President, General Counsel and Assistant Secretary
John C. van Roden, Jr.	57	Director
Jonathan B. Weller	60	Director

A. James Dearlove has served as Chairman of the Board of Directors and Chief Executive Officer of our general partner since September 2006 and as Chairman of the Board of Directors and Chief Executive Officer of PVR’s general partner since December 2002 and July 2001. Mr. Dearlove has also served in various capacities with Penn Virginia since 1977, including as President and Chief Executive Officer since May 1996, as President and Chief Operating Officer from 1994 to May 1996, as Senior Vice President from 1992 to 1994 and as Vice President from 1986 to 1992. Mr. Dearlove also serves as a director of Penn Virginia and as a director of the National Council of Coal Lessors.

Robert Garrett has served as a director of our general partner since September 2006 and as non-executive Chairman of the Board and a director of Penn Virginia since May 2000 and May 1997, respectively. Mr. Garrett was also the founder, and has served as Managing Director of, AdMedia Partners, Inc., or AdMedia, an investment banking firm serving media, advertising and marketing services businesses, since 2005. From 1990 to 2005, Mr. Garrett served as President of AdMedia. From 1986 to date, Mr. Garrett has also served as President of Robert Garrett & Sons, Inc., a private investing and financial advisory company.

Robert J. Hall has served as a director of our general partner since September 2006. Since June 2004, Mr. Hall has been providing consulting services in newspaper industry acquisitions. From January 2004 to May 2004, Mr. Hall was retired. From 1990 to December 2003, Mr. Hall served as Publisher and Chairman of Philadelphia Newspapers, Inc., which publishes the Philadelphia Inquirer and the Philadelphia Daily News. From 1985 to 1989, Mr. Hall served as General Manager of Detroit Free Press, and from 1989 to 1990, he served as Chairman of Detroit Free Press.

Frank A. Pici has served as Vice President and Chief Financial Officer and as a director of our general partner since September 2006 and as Vice President and Chief Financial Officer of PVR’s general partner since September 2001 and as a director since October 2002. Mr. Pici has also served as Executive Vice President and Chief Financial Officer of Penn Virginia since September 2001. From 1996 to 2001, Mr. Pici served as Vice President—Finance and Chief Financial Officer of Mariner Energy, Inc., or Mariner, a Houston, Texas-based oil and gas exploration and production company, where he managed all financial aspects of Mariner, including accounting, tax, finance, banking, investor relations, planning and budgeting and information technology. From 1994 to 1996, Mr. Pici served as Corporate Controller of Cabot Oil & Gas Corporation, an oil and gas exploration and production company.

Nancy M. Snyder has served as Vice President, General Counsel and Assistant Secretary and as a director of our general partner since September 2006 and as Vice President and General Counsel and as a director of PVR’s general partner since July 2001. Ms. Snyder has also served in various capacities with Penn Virginia since 1997, including as Executive Vice President since May 2006, as Senior Vice President from February 2003 to May 2006, as Vice President from December 2000 to February 2003 and as General Counsel and Corporate Secretary since 1997.

John C. van Roden, Jr. has served as a director of our general partner since September 2006. From January 2007 to date, Mr. van Roden has been a consultant to Glatfelter, a global manufacturer of specialty papers and engineered products. From April 2003 to December 2006, Mr. von Roder served as Executive Vice President of Glatfelter, and from April 2003 to June 2006, he served as Chief Financial Officer of Glatfelter. From 1998 to April 2003, Mr. van Roden served as Senior Vice President and Chief Financial Officer of Conectiv, a company engaged in the transmission and distribution of electricity and the distribution of natural gas to customers in the Mid-Atlantic region. From 1982 to 1998, Mr. van Roden served as Senior Vice President and Chief Financial Officer of Lukens, Inc., a producer of specialty steel. Mr. van Roden serves as a director of SEMCO Energy, Inc., Airgas, Inc. and H.B. Fuller Company.

Jonathan B. Weller has served as a director of our general partner since September 2006. Since January 2007, Mr. Weller has been an Adjunct Lecturer at The Wharton School of the University of Pennsylvania. From April 2006 to January 2007, Mr. Weller was retired. From 1994 to April 2006, Mr. Weller has served in various capacities with Pennsylvania Real Estate Investment Trust, an owner, operator and developer of shopping centers in the eastern United States, including as Vice Chairman and Trustee since June 2004 to April 2006, as President and Chief Operating Officer from 1994 to June 2004 and as Trustee from 1994 to March 2006.

Directors and Executive Officers of PVR’s General Partner

The following table sets forth information concerning the executive officers of PVR’s general partner.

Name	Age	Position with PVR’s General Partner
A. James Dearlove	59	Chairman of the Board of Directors and Chief Executive Officer
Frank A. Pici	51	Director and Vice President and Chief Financial Officer
Nancy M. Snyder	53	Director and Vice President and General Counsel
Keith D. Horton	53	Co-President and Chief Operating Officer—Coal
Ronald K. Page	56	Co-President and Chief Operating Officer—Midstream

Keith D. Horton has served as Co-President and Chief Operating Officer—Coal of PVR’s general partner since June 2006 and as President of the Operating Company since September 2001. From July 2001 to June 2006, Mr. Horton served as President and Chief Operating Officer of PVR’s general partner. Mr. Horton has also served in various capacities with Penn Virginia since 1981, including as Executive Vice President since December 2000, as Vice President—Eastern Operations from February 1999 to December 2000 and as Vice President from February 1996 to February 1999. Mr. Horton also serves as a director of Penn Virginia and as director of the Virginia Mining Association, the Powell River Project and the Eastern Coal Council.

Ronald K. Page has served as Co-President and Chief Operating Officer—Midstream of PVR’s general partner since June 2006 and as President of PVR Midstream LLC since January 2005. From July 2003 to June 2006, Mr. Page served as Vice President, Corporate Development of PVR’s general partner. Mr. Page has also served in various capacities with Penn Virginia since July 2003, including as Vice President since May 2005 and as Vice President, Corporate Development from July 2003 to May 2005. From January 1998 to May 2003, Mr. Page served in various positions with El Paso Field Services Company, including Vice President of Commercial Operations—Texas Pipelines and Processing from 2001 to 2003, Vice President of Business Development from 2000 to 2001 and Director of Business Development from 1999 to 2000.

Role of the Board of Directors of our General Partner

Our business is managed under the direction of the board of directors of our general partner. The board of directors of our general partner has adopted Corporate Governance Principles outlining its duties. A current copy of our general partner’s Corporate Governance Principles is available at the “Governance” section of our website, http://www.pvgpholdings.com, or in print upon request to PVG GP, LLC, Attention: Secretary, Three Radnor Corporate Center, Suite 300, 100 Matsonford Road, Radnor, Pennsylvania 19087. The board of directors of our general partner meets regularly to review significant developments affecting us and to act on matters requiring its approval.

Code of Business Conduct and Ethics

The board of directors of our general partner has adopted a Code of Business Conduct and Ethics as its “code of ethics” as defined in Item 406 of Regulation S-K, which applies to all directors, officers and employees of our general partner, including its Chief Executive Officer, Chief Financial Officer, principal accounting officer or controller or persons performing similar functions. A current copy of our general partner’s Code of Business Conduct and Ethics is available at the “Governance” section of our website, http://www.pvgpholdings.com, or in print upon request to PVG GP, LLC, Attention: Secretary, Three Radnor Corporate Center, Suite 300, 100 Matsonford Road, Radnor, Pennsylvania 19087, without charge.

Executive Sessions and Meetings of Independent Directors; Communications with the Board

Our general partner’s Independent Directors, as such term is defined in “Item 13—Certain Relationships and Related Transactions, and Director Independence—Director Independence,” meet during regularly scheduled executive sessions without management as well as during meetings which are scheduled on an as needed basis. John C. van Roden, Jr., an Independent Director, presides over executive sessions. Unitholders and other interested parties may communicate any concerns they have regarding us by contacting Mr. van Roden in writing c/o Secretary, PVG GP, LLC, Three Radnor Corporate Center, Suite 300, 100 Matsonford Road, Radnor, Pennsylvania 19087.

Committees of the Board of Directors of our General Partner

The board of directors of our general partner has an audit Committee, a conflicts committee and a compensation and benefits committee.

Audit Committee. Messrs. Hall, van Roden and Weller are the members of the audit committee of our general partner, and each such member is an Independent Director. Mr. van Roden is an “audit committee financial expert” as defined in Item 407(d)(5) of Regulation S-K. The audit committee of our general partner is responsible for the appointment, compensation, evaluation and termination of our independent registered public accountants, and oversees the work, internal quality-control procedures and independence of the independent registered public accountants. The committee discusses with management and the independent registered public accountants our annual audited and quarterly unaudited financial statements and recommends to the board of directors of our general partner that our annual audited financial statements be included in our Annual Report on Form 10-K. The committee also discusses with management earnings press releases and guidance provided to analysts. The committee also provides oversight with respect to business risk matters, compliance with ethics policies and our compliance with legal and regulatory requirements. The committee has established procedures for the receipt, retention and treatment of complaints regarding accounting, internal accounting controls, auditing and other matters and the confidential anonymous submission by employees of concerns regarding questionable accounting, auditing and other matters. The committee may obtain advice and assistance from outside legal, accounting or other advisors as it deems necessary to carry out its duties.

Conflicts Committee. Messrs. Hall, van Roden and Weller are the members of the conflicts committee of our general partner, and each such member is an Independent Director. The conflicts committee of our general partner reviews transactions between us and Penn Virginia or PVR, or any of their affiliates, and any other transactions involving us or our affiliates that the board of directors of our general partner believes may involve conflicts of interest. The conflicts committee then determines whether such transactions are fair and reasonable to us, and whether our general partner has upheld the fiduciary or other duties it owes to us. The committee may obtain advice and assistance from outside legal, financial or other advisors as it deems necessary to carry out its duties.

Compensation and Benefits Committee. Messrs. Hall, van Roden and Weller are the members of the compensation and benefits committee of our general partner, and each such member is an Independent Director. The compensation and benefits committee of our general partner assists the compensation and benefits committee of Penn Virginia, or the Penn Virginia Committee, when the Penn Virginia Committee determines the compensation for the executive officers of our general partner. See “Item 11—Executive Compensation—Compensation Discussion and Analysis—How Compensation Is Determined—Committee Process.” The committee reviews and discusses with management the information contained in Item 11, “Executive Compensation—Compensation Discussion and Analysis,” and recommends that such information be included herein. The committee periodically reviews and makes recommendations or decisions regarding our general partner’s incentive compensation and equity-based plans, provides oversight with respect to our general partner’s other employee benefit plans and reports its recommendations to the board of directors of our general partner. The committee also reviews and makes recommendations to the board of directors of our general regarding director compensation policy. The committee may obtain advice and assistance from outside compensation consultants or other advisors as it deems necessary to carry out its duties.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires officers and directors of our general partner and beneficial owners more than 10% of our common units to file, by a specified date, reports of beneficial ownership and changes in beneficial ownership with the SEC and to furnish copies of such reports to us. We believe that all such filings were made on a timely basis in 2006.

Item 11	Executive Compensation

Compensation Discussion and Analysis

We were formed in June 2006 and completed our IPO in December 2006. Our general partner’s executive officers did not devote any significant amount of professional time to us during 2006, so our general partner did not pay any compensation to such executive officers in or with respect to 2006. Each of the executive officers of our general partner is also an executive officer of Penn Virginia and PVR’s general partner, our wholly owned subsidiary, and Penn Virginia and PVR’s general partner paid all of such executive officers’ compensation in and with respect to 2006.

Under the rules established by the SEC, we are required to provide a discussion and analysis of information necessary to an understanding of our compensation policies and decisions regarding the executive officers of our general partner. The required disclosure includes the use of specified tables and a report of the compensation and benefits committee of our general partner. Because PVR’s general partner is our wholly owned subsidiary, our only assets are the general and limited partner interests we own in PVR and our general partner did not pay any compensation to its executive officers in or with respect to 2006, we will discuss and disclose the compensation provided to the executive officers of PVR’s general partner in 2006. Unless otherwise indicated, all references in this Annual Report on Form 10-K to the “Named Executive Officers” refer to the executive officers of PVR’s general partner named in the Summary Compensation Table, all references to “our Committee” or the “Committee” refer to the compensation and benefits committee of our general partner, and all references to the “PVR Committee” refer to the compensation and benefits committee of PVR’s general partner.

Our Committee did not participate in setting the compensation for the executive officers of PVR’s general partner in 2006. The following compensation discussion and analysis is our understanding of the processes, objectives, criteria and decisions used or made by the PVR Committee and the Penn Virginia Committee in determining compensation for the executive officers of PVR’s general partner.

Objectives of the Compensation Program

PVR’s compensation program is based on the following objectives:

•	Executive compensation should be industry competitive so that PVR can attract, retain and motivate talented executives with appropriate experience and skill sets.

•

Executives should be accountable for PVR’s performance as well as their own individual performance, so compensation should be tied to both partnership financial measures and individual performance measures.

•

Executive compensation should balance and align the short-term and long-term interests of PVR’s executives with those of PVR’s unitholders, so executive compensation packages should include a mix of cash and equity-based compensation.

Compensation Structure

A. James Dearlove, Chief Executive Officer, or the CEO, Frank A. Pici, Vice President and Chief Financial Officer, or the CFO, and Nancy M. Snyder, Vice President and General Counsel, who are referred to in this Annual Report on Form 10-K as the “Shared Executives,” rendered services to both Penn Virginia and PVR during 2006. PVR is responsible for paying only that portion of the Shared Executives’ compensation related to the services they perform for PVR. The specific portions of salary and bonus paid by PVR’s general partner, on the one hand, and Penn Virginia, on the other hand, depend on the portion of professional time devoted by each Named Executive Officer to PVR and Penn Virginia. The Shared Executives are required to document the amount of professional time they spend rendering services to PVR and Penn Virginia. See “How Compensation Is Determined—Committee Process” for a discussion of our Committee’s review of such allocations. Two of the Named Executive Officers, Keith D. Horton, Co-President and Chief Operating Officer—Coal of PVR’s general partner, and Ronald K. Page, Co-President and Chief Operating Officer—Midstream of PVR’s general partner, render their services solely to PVR so PVR pays 100% of their compensation.

Beginning in 2007, the Shared Executives will devote some amount of their professional time to us, and our general partner will be responsible for paying that portion of the Shared Executives’ compensation related to the services they perform for us.

Elements of Compensation

PVR pays the Named Executive Officers a base salary and gives them an opportunity to earn an annual cash bonus and an annual long-term compensation award. In determining these three elements of compensation, the PVR Committee takes into account certain peer group information obtained by the PVR Committee, the Penn Virginia Committee and each such committee’s independent consultants, typically focusing on approximately the 50th percentile of the peer benchmarks described below under “How Compensation is Determined—Peer Benchmarks,” but also applying its independent judgment to these matters and considering such other factors as it deems relevant. The three elements of compensation are:

•	Base Salary—PVR pays each of the Named Executive Officers a base salary which the PVR Committee has determined reflects his or her experience and capabilities and is industry competitive.

•

Annual Cash Bonus—PVR gives each of the Named Executive Officers the opportunity to earn an annual cash bonus. The PVR Committee and the Penn Virginia Committee generally target annual cash bonuses at an amount equal to 60% of base salary for the Named Executive Officers other than the CEO and 75% of base salary for the CEO, which the PVR Committee believes is industry competitive. The PVR Committee and the Penn Virginia Committee recognize that annual cash bonuses could be higher or lower than the targeted amounts depending on actual PVR, Penn Virginia or individual performance. Therefore, the actual amount of annual cash bonus, if any, awarded to each Named Executive Officer depends primarily on whether the performance criteria by which such officer is measured were met or exceeded. The performance criteria by which each Named Executive Officer is measured and other factors affecting the compensation of the Named Executive Officers are described below under the headings “Peer Benchmarks” and “Partnership, Company and Individual Performance Criteria.” In addition to the performance criteria, the PVR Committee and the Penn Virginia Committee may consider any other factors they deem appropriate when awarding annual cash bonuses to the Named Executive Officers.

•

Long-Term Compensation Awards—PVR gives each of the Named Executive Officers the opportunity to earn an annual long-term compensation award. The PVR Committee and the Penn Virginia Committee generally target annual long-term compensation awards at an amount equal to 120% of base salary for the Named Executive Officers other than the CEO and 150% of base salary for the CEO, which the PVR Committee believes would be industry competitive. As with cash bonus awards, the PVR Committee and the Penn Virginia Committee recognize that these annual long-term compensation awards could be higher or lower than the targeted amounts depending on whether actual PVR, Penn Virginia or individual performance meets or exceeds applicable criteria. In addition to performance criteria, the PVR Committee and the Penn Virginia Committee may consider any other factors they deem appropriate when making long-term compensation awards to the Named Executive Officers. Long-term compensation awards are expressed in dollar values and PVR’s general partner or Penn Virginia pays those awards in the form of stock options, restricted stock or restricted units. The actual numbers of shares of restricted stock and restricted units awarded are based on the NYSE closing prices of Penn Virginia’s common stock and PVR’s common units on the dates of grant. The actual number of stock options awarded is based on the value of the options on the date of grant using the Black-Scholes model. The Shared Executives’ long-term compensation awards are split between restricted units of PVR, on the one hand, and stock options or restricted stock of Penn Virginia, on the other hand. For each Shared Executive, the ratio of the split between PVR-related long-term compensation and Penn Virginia-related long-term compensation is determined based on the amount of time such Shared Executive devotes to each of PVR and Penn Virginia. Executives who render services wholly or predominately to PVR may receive only restricted units, and executives who render services wholly or predominantly to Penn Virginia may receive only stock options or restricted stock. Executives who receive Penn Virginia awards are given the opportunity to elect whether to receive those awards in stock options, restricted stock or a combination of both.

How Compensation Is Determined

Committee Process. Penn Virginia indirectly controls PVR’s general partner and owns 100% of PVR’s incentive distribution rights and a significant limited partner interest in PVR. Because of this relationship, and since all of the Named Executive Officers are also executives of Penn Virginia and three of the Named Executive Officers, including the CEO, devote a significant amount of their professional time to Penn Virginia, the Penn Virginia Committee sets compensation for the Named Executive Officers. The PVR Committee assists the Penn Virginia Committee in determining executive compensation for the Named Executive Officers in the manner described below. Both the PVR Committee and the Penn Virginia Committee are comprised entirely of Independent Directors.

With respect to Messrs. Horton and Page, who manage PVR’s coal-related and midstream-related operations, respectively, and devote substantially all of their business time to PVR and who are referred to in this Annual Report on Form 10-K as the “Partnership Executives,” the PVR Committee has the primary responsibility to assess all factors relevant to their compensation and, based on that assessment, recommend to the Penn Virginia Committee salary, annual cash bonus and long-term compensation awards for them. Since the Partnership Executives report directly to, and work on a daily basis with, the CEO, the PVR Committee reviews and discusses with the CEO his evaluation of the performance of each of the Partnership Executives prior to making its recommendation regarding their compensation, and the PVR Committee gives the CEO’s evaluations considerable weight in assessing the amount of compensation to recommend to the Penn Virginia Committee for the Partnership Executives. The CEO bases his evaluation of each of the Partnership Executives primarily on whether PVR met or exceeded certain quantitative partnership performance criteria and whether such Partnership Executive met or exceeded certain specifically tailored job-related individual performance criteria recommended by the CEO and the PVR Committee and set by the Penn Virginia Committee during the preceding year. These performance criteria and other factors relevant to the Partnership Executives’ compensation are described in detail below under the headings “Peer Benchmarks” and “Partnership, Company and Individual Performance Criteria.” The Penn Virginia Committee then considers the CEO’s and the PVR Committee’s recommendations as well as other factors it deems relevant and makes the final determination regarding the compensation of each of the Partnership Executives. The Penn Virginia Committee set the 2007 base salaries and 2006-related long-term compensation awards for each of the Partnership Executives in the amounts the PVR Committee recommended.

With respect to the Shared Executives, including the CEO, the Penn Virginia Committee assesses the factors relevant to, and determines, their compensation. The PVR Committee reviews and discusses such assessment with the Penn Virginia Committee and determines whether it believes such assessment is reasonable. Since the Shared Executives other than the CEO report directly to, and work on a daily basis with, the CEO, the Penn Virginia Committee reviews and discusses with the CEO his evaluation of the performance of each of the other Shared Executives, and gives considerable weight to the CEO’s evaluations, when assessing their performance and determining their compensation. The Penn Virginia Committee bases its evaluation of the CEO, and the CEO bases his evaluation of each of the other Shared Executives, primarily on whether PVR or Penn Virginia met or exceeded certain quantitative partnership or corporate performance criteria and whether each Shared Executive met or exceeded certain specifically tailored job-related individual performance criteria recommended by the CEO and set by the Penn Virginia Committee during the preceding year. These performance criteria and other factors relevant to the Shared Executives’ compensation are described in detail below under the headings “Peer Benchmarks” and “Partnership, Company and Individual Performance Criteria.” Since the amount of the Shared Executives’ compensation PVR pays depends on the amount of professional time they devote to PVR, the PVR Committee and the audit committee of our general partner review the allocation of the Shared Executives’ time between PVR and Penn Virginia and determines whether such allocations are reasonable.

Peer Benchmarks. In 2004, the Penn Virginia Committee and the PVR Committee engaged an independent consultant to assist both committees in a general review of the compensation packages for Penn Virginia’s and PVR’s general partner’s executive officers. The independent consultant used three peer groups, or the Peer Benchmarks, to benchmark the compensation of PVR’s five most highly compensated executives—Penn Virginia’s proxy peers, a second general industry group derived from the consultant’s database and comprised of companies with 2004 revenues comparable to Penn Virginia’s 2004 revenues and a third general energy industry group with 2004 revenues comparable to Penn Virginia’s, which was derived from the database of a second independent compensation consulting firm. Using the information obtained from the independent consultant, and given the PVR Committee’s and the Penn Virginia Committee’s belief that executives should have the opportunity to earn industry competitive compensation, in February 2005, the PVR Committee and the Penn Virginia Committee decided to target each component of executive compensation at approximately the 50th percentile of the Peer Benchmarks and established the framework described herein to determine the actual amounts of such components. The PVR Committee and the Penn Virginia Committee continued to use the Peer Benchmarks to assess, recommend or set executive salaries for 2006 and 2007 and cash bonuses and long-term compensation awards payable with respect to 2005 and 2006 even though Penn Virginia’s 2004 revenues were an important factor in establishing the Peer Benchmarks and those revenues increased substantially in 2005 and 2006. To keep industry compensation reviews current, the Penn Virginia Committee and the PVR Committee each engaged an independent consultant to review the compensation to be paid to the Named Executive Officers in 2007 and paid to the Named Executive Officers in and with respect to 2006. These independent consultants reported that the salaries paid to the Named Executive Officers in 2007 and 2006, and the annual cash bonuses and long-term compensation awards paid to the Named Executive Officers with respect to 2006, were generally consistent with peer companies and industry practice.

Partnership, Company and Individual Performance Criteria. The Penn Virginia Committee, with the assistance of the PVR Committee, targets the amount of salary, cash bonus and long-term compensation award for each Named Executive Officer at approximately the 50th percentile of the Peer Benchmarks with respect to each of those elements. However, given the importance of executive accountability for PVR’s and Penn Virginia’s performance as well as for individual performance, the PVR Committee and the Penn Virginia Committee recognize that compensation for any Named Executive Officer could exceed such 50th percentile targets, reflecting a reward for exceptional PVR, Penn Virginia or individual performance, or be lower than such 50th percentile targets, reflecting PVR, Penn Virginia or individual underperformance, with a range of the 35th to the 65th percentile being considered for this purpose to be approximately the 50th percentile. To measure specific performance, the PVR Committee and the Penn Virginia Committee use certain quantitative PVR and Penn Virginia performance criteria and certain quantitative and qualitative individual performance criteria which measure achievement and contribution to PVR or Penn Virginia. The PVR Committee and the Penn Virginia Committee believe that these performance criteria are focused on factors over which the Named Executive Officers have some control and which should have a positive effect on PVR’s and Penn Virginia’s operations and the price of PVR’s common units or Penn Virginia’s common stock. The weight given any one criterion and the mix of criteria included in determining amounts of compensation vary among the Named Executive Officers depending on their positions and principal areas of responsibility. The relevance and the relative importance of any of these criteria change from time to time, even within the same year, depending on PVR’s and Penn Virginia’s strategic objectives, operational needs and general business and regulatory environments. For this reason, the PVR Committee and the Penn Virginia Committee may change these performance criteria from year to year, may assign an aggregate weight to several performance criteria applicable to a Named Executive Officer or may consider additional criteria which were not known at the time the original criteria were established.

Partnership and Company Performance Criteria for Shared Executives. Messrs. Dearlove and Pici and Ms. Snyder generally provide services to, and make executive decisions and direct policy for, both PVR and Penn Virginia in ways that directly affect PVR’s and Penn Virginia’s financial and other results. For this reason, the Penn Virginia Committee tied the Shared Executives’ annual cash bonuses and long-term compensating awards for 2006 to the following quantitative financial corporate and partnership performance criteria:

•

Growth in Penn Virginia’s net asset value per share from December 31, 2005 to December 31, 2006. “Net asset value per share,” as PVR and Penn Virginia compute it, is equal to (x) the value of its proved oil and natural gas reserves and other assets (principally, the market value of its ownership interest in PVG, its publicly-traded majority-owned subsidiary through which it owns its general and limited partner interests in us), less (y) its debt not related to us, divided by (z) the total number of shares of its common stock issued and outstanding.

•

Growth in PVR’s distributable cash flow per unit from December 31, 2005 to December 31, 2006. “Distributable cash flow per unit,” as PVR and Penn Virginia compute it, is equal to (x) the sum of PVR’s (A) operating income plus (B) depreciation, depletion and amortization, or DD&A, minus (y) the sum of PVR’s (A) interest expense plus (B) maintenance capital expenditures, divided by (z) the total number of PVR’s common units issued and outstanding.

The Penn Virginia Committee set the targets for growth in its net asset value per share and PVR’s distributable cash flow per unit at levels slightly above the amounts for these targets that were included in PVR’s and Penn Virginia’s 2006 board-approved budgets. Since neither PVR nor Penn Virginia budget for acquisitions, the PVR Committee and the Penn Virginia Committee believed that it would be challenging for Penn Virginia or PVR to achieve through organic growth alone sufficient increases in net asset value per share or distributable cash flow per unit to meet these criteria. These criteria would likely be met if Penn Virginia or PVR completed a significant acquisition.

Individual Performance Criteria for Shared Executives. In addition to working together and with the other Named Executive Officers to manage PVR and Penn Virginia generally, Messrs. Dearlove and Pici and

Ms. Snyder have distinct job-related responsibilities to PVR and Penn Virginia and, accordingly, their compensation for 2006 was also based on specific individual performance criteria as follows:

•	A. James Dearlove—Mr. Dearlove’s 2006 individual performance criteria were as follows:

•	Continually assess and modify PVR’s and Penn Virginia’s strategy as needed to accommodate changes in the energy and general business environments.

•	Evaluate, recommend and oversee the consummation of (i) our IPO, (ii) a significant acquisition for PVR and (iii) a significant acquisition for Penn Virginia.

•	Appoint and continually develop management and other key employees of PVR’s general partner and Penn Virginia who will facilitate PVR’s and Penn Virginia’s future growth.

•	Represent PVR and Penn Virginia to the public through teleconferences, conferences and shareholder, unitholder and other meetings.

•	Ensure an ethical “tone at the top” regarding compliance by PVR and Penn Virginia with all applicable laws, rules and regulations.

In February 2007, the Penn Virginia Committee, with the PVR Committee’s assistance, set Mr. Dearlove’s base salary at $380,000, representing a 3.5% increase over his 2006 base salary. In 2004, the independent compensation consultant retained by the PVR Committee and the Penn Virginia Committee had found that Mr. Dearlove’s 2004 base salary was significantly below that of CEOs at the 50% percentile of the Peer Benchmarks. Since the Penn Virginia Committee has approved only a 3.5% to 4.0% salary increase for Mr. Dearlove in each year since 2004, his 2007 salary most likely continues to be non-competitive. However, in February 2007, the Penn Virginia Committee, with the PVR Committee’s assistance, also awarded to Mr. Dearlove a cash bonus of $370,000, or 100% of his 2006 base salary, and a long-term compensation award valued at $625,000, or 170% of his base salary. The decision to make bonus and long-term compensation awards to Mr. Dearlove in these amounts was based on the fact that, in 2006, the growth in PVR’s distributable cash flow per unit and Penn Virginia’s net asset value per share significantly surpassed the targets for such criteria established by the Penn Virginia Committee. In addition, the Penn Virginia Committee, with the PVR’s Committee’s assistance, determined that Mr. Dearlove exceeded expectations related to his 2006 individual performance criteria described above, most notably by recommending and overseeing the evaluation and consummation of our IPO, overseeing three coal reserve acquisitions, or the Coal Acquisitions, whereby PVR’s coal division acquired an aggregate of approximately 96 million tons of coal reserves, overseeing the strategically important acquisition by PVR’s midstream division of the Transwestern pipeline, or the Transwestern Acquisition, which, among other things, significantly expanded PVR’s midstream division’s gas gathering and processing footprint in Texas and Oklahoma, and overseeing the expansion of Penn Virginia’s oil and gas exploration and production business into a new growth-enhancing basin through the acquisition of $71.5 million worth of Mid-Continent oil and gas assets, which we refer to as the “Mid-Continent Acquisition.” The PVR Committee and the Penn Virginia Committee believe that these amounts of cash bonus and long-term compensation, when combined with base salary, comprise an industry competitive compensation package and appropriately reflect PVR’s, Penn Virginia’s and Mr. Dearlove’s 2006 performance. In December 2006, the Penn Virginia Committee also awarded Mr. Dearlove 4,000 common units of us in recognition of services rendered in connection with our IPO, which was completed on December 8, 2006.

•	Frank A. Pici—Mr. Pici’s 2006 individual performance criteria were as follows:

•	Evaluate and direct the financial advisors retained in connection with our IPO.

•

Recommend and execute a hedging policy for each of PVR’s natural gas midstream business and Penn Virginia’s oil and gas exploration and production business which is consistent with PVR’s general partner’s and Penn Virginia’s board-approved strategic objectives.

•	Oversee the installation of a new core accounting system.

•

Oversee Sarbanes-Oxley Act compliance and financial reporting requirements and manage PVR’s general partner’s and Penn Virginia’s internal audit, information technology, investor relations, treasury and tax functions.

•	Increase analyst coverage for PVR and Penn Virginia.

In February 2007, the Penn Virginia Committee, with the PVR Committee’s assistance, set Mr. Pici’s base salary at $263,000, representing a 4.0% increase over his 2006 base salary. In February 2007, the Penn Virginia Committee, with the PVR Committee’s assistance, also awarded Mr. Pici a cash bonus of $205,000, or 81% of his 2006 base salary, and a long-term compensation award valued at $380,000, or 150% of his 2006 base salary. The decision to make bonus and long-term compensation awards to Mr. Pici in these amounts was based on the fact that, as discussed above, the 2006 growth in PVR’s distributable cash flow per unit and Penn Virginia’s net asset value per share significantly surpassed the targets established for such criteria by the Penn Virginia Committee. In addition, the Penn Virginia Committee, with the PVR Committee’s assistance, determined that Mr. Pici exceeded expectations related to his 2006 individual performance criteria, most notably through his work related to our IPO, overseeing the financial evaluations of the Coal Acquisitions, the Transwestern Acquisition and the Mid-Continent Acquisition and identifying and overseeing the on-going integration of a new core accounting system. In December 2006, the Penn Virginia Committee also awarded Mr. Pici 4,000 common units of us in recognition of services rendered in connection with our IPO.

•	Nancy M. Snyder—Ms. Snyder’s 2006 individual performance criteria were as follows:

•	Evaluate the structural and legal issues related to, and direct the legal and other advisors retained in connection with, our IPO.

•	Negotiate issues related to PVR’s and Penn Virginia’s acquisitions, dispositions and other transactions.

•	Advise PVR and Penn Virginia with respect to business and strategic transactional issues.

•

Advise and assist other officers of PVR’s general partner and Penn Virginia with respect to day-to-day legal matters, including those related to banking, insurance, contracts, potential acquisitions and dispositions and tax.

•	Oversee compliance with all applicable rules and regulations, including Sarbanes-Oxley Act and other SEC and NYSE rules and regulations, and monitor changes in such rules and regulations.

•	Oversee outside legal counsel, in-house legal staff and the corporate secretary function.

In February 2007, the Penn Virginia Committee, with the PVR Committee’s assistance, set Ms. Snyder’s 2007 base salary at $230,000, representing a 4.5% increase over her 2006 base salary. In addition, in February 2007, the Penn Virginia Committee, with the PVR Committee’s assistance, awarded Ms. Snyder a cash bonus of $180,000, or 82% of her 2006 base salary, and a long-term compensation award valued at $330,000, or 150% of her 2006 base salary. The decision to make awards of these amounts to Ms. Snyder was based on PVR and Penn Virginia significantly surpassing PVR’s and Penn Virginia’s target criteria for 2006 growth in distributable cash flow per unit and net asset value per share. In addition, the Penn Virginia Committee, with the PVR Committee’s assistance, determined that Ms. Snyder exceeded expectations related to her individual performance criteria, most notably through her work related to our IPO, the Coal Acquisitions, the Transwestern Acquisition and the Mid-Continent Acquisition. In December 2006, the Penn Virginia Committee also awarded Ms. Snyder 4,000 common units of us in recognition of services rendered in connection with our IPO.

Performance Criteria for Partnership Executives. Messrs. Horton and Page provide services to, and make executive decisions and direct policy for, PVR in ways that directly affect PVR’s operational and financial results and indirectly affect Penn Virginia’s financial results. Accordingly, their compensation is based on specific PVR and individual performance criteria as follows:

•

Keith D. Horton—The PVR Committee tied its compensation assessment and recommendation to the Penn Virginia Committee, and the Penn Virginia Committee tied its review of the PVR Committee’s recommendation and its final determination, regarding Mr. Horton’s 2006 compensation to the following PVR and individual performance criteria related to PVR’s coal land management business, which is the specific segment of PVR’s business managed by him:

•

Increase in PVR’s coal-related EBITDA from December 31, 2005 to December 31, 2006. PVR and Penn Virginia define coal-related EBITDA as the sum of coal segment-related (x) operating income plus (y) DD&A.

•	Increase in PVR’s coal reserves from December 31, 2005 to December 31, 2006.

•

Increase in PVR’s revenues from assets other than coal reserves, such as railcar loading facilities, processing plants and other coal infrastructure and timber, from December 31, 2005 to December 31, 2006.

•	Develop long range plans to acquire non-Central Appalachian coal.

•	Develop long range plans to grow non-coal reserve revenues,

The PVR Committee recommended, and the Penn Virginia Committee set, the targets for growth in coal-related EBITDA, coal reserves and non-coal reserve revenues at levels slightly above the amounts for these targets that were included in PVR’s 2006 board-approved budget. Since PVR does not budget for acquisitions, the PVR Committee and the Penn Virginia Committee believed that it would be challenging for PVR to achieve through organic growth alone sufficient increases in the criteria set forth in the first three bullet points above. These criteria would likely be met if PVR completed a significant coal acquisition.

The PVR Committee recommended, and the Penn Virginia Committee set, Mr. Horton’s 2007 base salary at $270,000, representing a 3.8% increase over his 2006 base salary. In addition, the PVR Committee recommended and, in February 2007, the Penn Virginia Committee, with the concurrence of the PVR Committee, awarded Mr. Horton a cash bonus of $182,000, or 70% of this 2006 base salary, and a long-term compensation award valued at $315,000, or 121% of his 2006 base salary. The decisions to recommend and make bonus and long-term compensation awards to Mr. Horton in these amounts were based on the fact that growth in PVR’s 2006 coal-related EBITDA, which the PVR Committee and the Penn Virginia Committee believe is the most important criterion related to Mr. Horton’s compensation, and growth in PVR’s non-coal reserve revenues surpassed the targets recommended by the PVR Committee and established by the Penn Virginia Committee for such criteria. In addition, the PVR Committee and the Penn Virginia Committee considered Mr. Horton’s role in developing a long-range plan to acquire non-Central Appalachian coal reserves. In December 2006, the Penn Virginia Committee also awarded Mr. Horton 1,500 common units of us in recognition of services rendered in connection with our IPO.

•

Ronald K. Page—The PVR Committee tied its compensation assessment and recommendation to the Penn Virginia Committee, and the Penn Virginia Committee tied its review of the PVR Committee’s recommendation and its final determination, regarding Mr. Page’s 2006 compensation to the following PVR and individual performance criteria related to PVR’s natural gas midstream business, which is the specific segment of PVR’s business managed by him:

•

Increase in PVR’s midstream-related EBITDA from December 31, 2005 to December 31, 2006. PVR and Penn Virginia define midstream-related EBITDA as the sum of midstream segment-related (x) operating income plus (y) DD&A.

•	Identify and evaluate midstream assets in new core areas.

•	Contribute to the establishment and execution of a hedging policy.

•	Develop better reporting and analysis tools, restructure midstream contracts to increase earnings stability and expand existing facilities.

•	Evaluate joint venture acquisition and other opportunities with Penn Virginia Oil and Gas Corporation, Penn Virginia’s oil and gas exploration and production affiliate, and other others.

•	Develop long range plans for targeted growth objectives and possible diversification.

The PVR Committee also recommended, and the Penn Virginia Committee set, the target for growth in midstream-related EBITDA at a level slightly above the amount for this target that was included in PVR’s 2006 board-approved budget. Since PVR does not budget for acquisitions, the PVR Committee and the Penn Virginia Committee believed that it would be challenging for PVR to achieve through organic growth alone a sufficient increase in midstream-related EBITDA to meet this criterion. This criterion would likely be met if PVR completed a significant natural gas midstream acquisition.

The PVR Committee recommended and the Penn Virginia Committee set Mr. Page’s 2007 base salary at $235,000, representing a 6.8% increase over his 2006 base salary. In addition, the PVR Committee recommended and, in February 2007, the Penn Virginia Committee, with the concurrence of the PVR Committee, awarded Mr. Page a cash bonus of $150,000, or 68% of his 2006 base salary, and a long-term compensation award valued at $265,000, or 120% of his 2006 base salary. The decisions to recommend and make bonus and long-term compensation awards to Mr. Page in these amounts were based on the fact that the 2006 growth in PVR’s midstream-related EBITDA, which the PVR Committee and the Penn Virginia Committee believe is the most important criterion related to Mr. Page’s compensation, significantly surpassed the target established for such criterion. In addition, the PVR Committee and the Penn Virginia Committee considered Mr. Page’s roles in overseeing the evaluation and consummation of the Transwestern Acquisition, the restructuring of PVR’s midstream division’s contracts and the establishment and execution of a new hedging policy for PVR’s midstream division. In December 2006, the Penn Virginia Committee also awarded Mr. Page 1,500 common units of us in recognition of services rendered in connection with our IPO.

Summary Compensation Table

The following table sets forth the compensation paid by PVR’s general partner, during or with respect to the year ended December 31, 2006, to the CEO, the CFO and PVR’s general partner’s three other most highly compensated executive officers for services rendered to PVR and its subsidiaries.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (1)	All Other Compensation ($) (2)	Total ($)
A. James Dearlove	2006	183,500	185,000	253,348	19,024	640,872
Chief Executive Officer

Frank A. Pici	2006	80,960	65,600	125,175	10,200	281,935
Vice President and
Chief Financial Officer

Keith D. Horton	2006	260,000	182,000	261,957	32,528	736,485
Co-President and Chief
Operating Officer—Coal

Ronald K. Page	2006	220,000	150,000	151,644	32,104	553,748
Co-President and Chief
Operating Officer—Midstream

Nancy M. Snyder	2006	94,600	77,400	110,444	13,987	296,431
Vice President and
General Counsel

(1)	Represents the amounts of expense recognized by PVR in 2006 for financial statement reporting purposes with respect to the PVR restricted units previously granted by the PVR Committee to the Named Executive Officers in consideration for services rendered to PVR. These amounts were computed in accordance with Financial Accounting Standards (FAS) 123R and were based on the NYSE closing price of PVR’s common units on the dates of grant. See Note 14 in the Notes to Consolidated Financial Statements.
(2)	Reflects amounts paid or reimbursed by PVR’s general partner for (i) automobile allowances, executive health exams and life insurance premiums and (ii) matching and other contributions to the Named Executive Officers’ 401(k) Plan accounts.

The cash components of PVR’s executive compensation consist of a base salary and the opportunity to earn an annual cash bonus. See “Compensation Discussion and Analysis—Elements of Compensation.” The amounts of salary and bonus reflected in the Summary Compensation Table above include only amounts paid by PVR’s general partner to the Named Executive Officers in consideration for services rendered to PVR and do not include any amounts paid by Penn Virginia to any of the Named Executive Officers in consideration for services rendered to Penn Virginia. The specific portions of salary and bonus paid by PVR’s general partner, on one hand, and Penn Virginia, on the other hand, depend on the portion of professional time devoted by each Named Executive Officer to PVR and Penn Virginia. See “Compensation and Discussion Analysis—Compensation Structure” for a description of the manner in which the Named Executive Officers are compensated. In 2006, Mr. Dearlove, Mr. Pici and Ms. Snyder devoted approximately 50%, 32% and 43% of his or her professional time to PVR and, accordingly, PVR’s general partner reimbursed Penn Virginia for 50%, 32% and 43% of Mr. Dearlove’s, Mr. Pici’s and Ms. Snyder’s 2006 salary and 2006-related bonus. Because each of the Partnership Executives devoted all of his professional time to PVR in 2006, PVR’s general partner paid 100% of his 2006 salary and 2006-related bonus. For a discussion of the salaries and bonuses paid to the Shared Executives by Penn Virginia, see the Penn Virginia Proxy Statement relating to its 2007 Annual Meeting of Shareholders.

The equity components of PVR’s executive compensation consist of the opportunity to earn awards of restricted units from PVR and stock options and restricted stock from Penn Virginia. Like the cash component of executive compensation, that portion of the value of each Named Executive Officer’s equity-based compensation paid by PVR’s general partner depends on the portion of professional time that the Named Executive Officer devotes to PVR. The values of the stock awards reflected in the Summary Compensation Table above include only the values of restricted unit awards granted by the PVR Committee. Each Shared Executive devoted approximately 50% of his or her time to each of PVR and Penn Virginia in 2005. Consequently, in 2006, the PVR Committee granted to each Shared Executive restricted units with respect to services rendered in 2005 valued at approximately 50% of the total long-term compensation earned by him or her. The PVR Committee granted all equity awards made to the Partnership Executives in 2006.

Grants of Plan-Based Awards

The following table sets forth the grant date and number of all restricted units granted to the Named Executive Officers in 2006 by the PVR Committee with respect to services rendered to PVR in 2005.

2006 Grants of Plan-Based Awards

Name	Grant Date	All Other Stock Awards: Number of Shares of Stock or Units (#)	Grant Date Fair Value of Stock and Option Awards ($)
A. James Dearlove	February 27, 2006	10,070	291,023
Frank A. Pici	February 27, 2006	6,090	176,001
Keith D. Horton	February 27, 2006	12,110	349,979
Ronald K. Page	February 27, 2006	9,342	269,983
Nancy M. Snyder	February 27, 2006	5,086	146,985

The values of PVR’s restricted units were based on the NYSE closing price of PVR’s common units on the dates of grant. All PVR restricted units granted to the Named Executive Officers since 2005 vest over a three-year period, with one-third of each award vesting on the first, second and third anniversaries of the grant date unless (i) PVR’s general partner terminates the restricted unitholder’s employment for cause, in which event such restricted units are forfeited, or (ii) the restricted unitholder dies, retires after ten years of employment with PVR’s general partner or its affiliate and reaching age 62 or there occurs a change in control of PVR’s general partner, in which events all restrictions lapse. All PVR restricted units granted to the Named Executive Officers prior to 2005 vested 25% on November 12, 2004, 25% on November 14, 2005 and 50% on November 14, 2006. The vesting of the pre-2005 restricted units was tied to the vesting of certain of PVR subordinated units issued to Penn Virginia in connection with PVR’s initial public offering in October 2001. Restricted units are valued based on the NYSE closing price of PVR’s common units on the grant date. The PVR Committee grants annual compensation-based restricted units during the first quarter of each year after the Penn Virginia Committee, with the PVR Committee’s assistance, has concluded its analysis of executive compensation with respect to the preceding year. The PVR Committee also grants restricted units from time to time in connection with the hiring of new PVR-related employees and, while it has not done so, may consider such grants in connection with promotions. During 2006, PVR paid quarterly distributions ranging from $0.35 to $0.40 on each restricted unit. The distributions were paid at the same times and in the same amounts as distributions paid to the other holders of PVR’s common units and were taken into consideration when determining the values of the restricted units shown previously in the Summary Compensation Table and in the Grants of Plan-Based Awards Table above.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information regarding the numbers and values of PVR restricted units not vested as of December 31, 2006 held by the Named Executive Officers on December 31, 2006. The market value of non-vested restricted units is based on the NYSE closing price of PVR’s common units on December 29, 2006.

Outstanding Equity Awards at Fiscal Year-End 2006

	Stock Awards
Name	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)
A. James Dearlove	15,906	(1)	413,715
Frank A. Pici	9,522	(2)	247,667
Keith D. Horton	18,044	(3)	469,324
Ronald K. Page	14,246	(4)	370,538
Nancy M. Snyder	8,028	(5)	208,808

(1)	Of these restricted units, 3,358 vested on February 27, 2007, 2,918 will vest on March 3, 2007, 3,356 will vest on February 27, 2008, 2,918 will vest on March 3, 2008 and 3,356 will vest on February 27, 2009.
(2)	Of these restricted units, 2,030 vested on February 27, 2007, 1,716 will vest on March 3, 2007, 2,030 will vest on February 27, 2008, 1,716 will vest on March 3, 2008 and 2,030 will vest on February 27, 2009.
(3)	Of these restricted units, 4,038 vested on February 27, 2007, 2,968 will vest on March 3, 2007, 4,036 will vest on February 27, 2008, 2,966 will vest on March 3, 2008 and 4,036 will vest on February 27, 2009.
(4)	Of these restricted units, 3,114 vested on February 27, 2007, 2,452 will vest on March 3, 2007, 3,114 will vest on February 27, 2008, 2,452 will vest on March 3, 2008 and 3,114 will vest on February 27, 2009.
(5)	Of these restricted units, 1,696 vested on February 27, 2007, 1,472 will vest on March 3, 2007, 1,696 will vest on February 27, 2008, 1,470 will vest on March 3, 2008 and 1,694 will vest on February 27, 2009.

Vesting of Restricted Units

The following table sets forth the number of PVR common units acquired, and the values realized, by the Named Executive Officers upon the vesting of PVR restricted units during 2006.

Option Exercises and Stock Vested in 2006

	Stock Awards
Name	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
A. James Dearlove	16,118	413,659
Frank A. Pici	7,218	187,232
Keith D. Horton	16,968	434,972
Ronald K. Page	3,700	103,566
Nancy M. Snyder	6,972	179,946

Nonqualified Deferred Compensation

The following table sets forth certain information regarding compensation paid by both PVR’s general partner and Penn Virginia and deferred by the Named Executive Officers under Penn Virginia’s Supplemental Employee Retirement Plan.

2006 Nonqualified Deferred Compensation

Name	Executive Contributions in Last FY ($) (1)	Registrant Contributions in Last FY ($)	Aggregate Earnings in Last FY ($) (2)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last FYE ($)
A. James Dearlove	20,115	0	29,838	0	370,728
Frank A. Pici	403,057	0	126,571	0	1,245,255
Keith D. Horton	1,153	0	1,843	0	17,020
Ronald K. Page	12,688	0	2,307	0	35,022
Nancy M. Snyder	175,877	0	105,479	0	779,958

(1)	Except with respect to aggregate Penn Virginia contributions of $22,921 on behalf of Mr. Pici in 2001 and 2002, all of these amounts are included in the amounts of salary and bonus disclosed by PVR or Penn Virginia in the Summary Compensation Tables included in PVR’s Annual Reports on Form 10-K and Penn Virginia’s Proxy Statements.
(2)	These amounts are not reported in any Summary Compensation Table because they are not above-market or preferential earnings.

The Penn Virginia Corporation Supplemental Employee Retirement Plan, or the SERP, allows all of Penn Virginia’s and its affiliates’ employees, including employees of our general partner and PVR’s general partner, whose salaries exceeded $125,000 in 2006 to defer receipt of up to 100% of their salary, net of their salary deferrals under Penn Virginia’s 401(k) Plan, and up to 100% of their annual cash bonuses. The amounts reported in the Nonqualified Deferred Compensation Table above include not only contributions and earnings thereon related to deferred salaries and bonuses paid for services rendered to PVR, but also contributions and earnings thereon related to deferred salaries and bonuses paid for services rendered to Penn Virginia. All deferrals under the SERP are credited to an account maintained by Penn Virginia and are invested by Penn Virginia, at the employee’s election, in Penn Virginia’s common stock or in certain mutual funds made available by Penn Virginia and selected by the employee. Since all amounts deferred under the SERP consist of previously earned salary or bonus, all SERP participants are fully vested at all times in all amounts credited to their accounts. Amounts held in a participant’s account will be distributed to the participant on the earlier of the date on which such participant’s employment terminates or there occurs a change of control of Penn Virginia. Neither we, PVR nor Penn Virginia are required to make any contributions to the SERP. Since Penn Virginia established the SERP in 1996, it has contributed an aggregate of $27,308 in 2001 and 2002 to the SERP in connection with offers of employment to Mr. Pici and another executive of Penn Virginia, but has made no other contributions to the SERP.

Penn Virginia has established a rabbi trust to fund the benefits payable under the SERP. Other than the $27,308 of Penn Virginia contributions described above, the assets of the rabbi trust consist of the cash amounts of salary and bonus already earned and deferred by the Named Executive Officers and other employees under the SERP and the securities in which those amounts have been invested. Assets held in the rabbi trust are designated for the payment of benefits under the SERP and are not available for Penn Virginia’s general use. However, the assets held in the rabbi trust are subject to the claims of Penn Virginia’s general creditors, and SERP participants may not be paid in the event of Penn Virginia’s insolvency.

Long-Term Incentive Plans

Our Long-Term Incentive Plan

Our general partner has adopted the PVG GP, LLC Long-Term Incentive Plan. Our long-term incentive plan permits the grant of awards covering an aggregate of 300,000 common units to employees and directors of our general partner and employees of our general partner’s affiliates who perform services for us. Awards under our long-term incentive plan can be for common units, restricted units, unit options, phantom units and deferred common units. Our long-term incentive plan is administered by our Committee. No awards under our long-term incentive plan were made in 2006.

Our general partner’s board of directors in its discretion may terminate or amend our long-term incentive plan at any time with respect to any units for which a grant has not yet been made. Our general partner’s board of directors also has the right to alter or amend our long-term incentive plan or any part of the plan from time to time, including increasing the number of units that may be granted subject to unitholder approval as required by the exchange upon which the common units are listed at that time. However, no change in any outstanding grant may be made that would materially impair the rights of the participant without the consent of the participant.

Restricted Units. Restricted units vest upon terms established by our committee. In addition, all restricted units will vest upon a change of control of our general partner or us. If a grantee’s employment with, or membership on the board of directors of, our general partner terminates for any reason, the grantee’s unvested restricted units will be automatically forfeited unless, and to the extent, that our Committee provides otherwise. Distributions payable with respect to restricted units may, in our Committee’s discretion, be paid directly to the grantee or held by our general partner and made subject to a risk of forfeiture during the applicable restriction period.

Unit Options. Our long-term incentive plan also permits the grant of options covering common units. Unit options will have an exercise price that, in the discretion of our Committee, may be less than, equal to or more than the fair market value of the units on the date of grant. In general, unit options granted will become exercisable over a period determined by our Committee. In addition, all unit options will become exercisable upon a change in control of our general partner or us. If a grantee’s employment with, or membership on the board of directors of, our general partner terminates for any reason, the grantee’s unit options will be automatically forfeited unless, and to the extent, that our Committee provides otherwise. Upon exercise of a unit option, our general partner will acquire common units in the open market or directly from us or any other person or use common units already owned by our general partner, or any combination of the foregoing. Our general partner will be entitled to reimbursement by us for the difference between the cost incurred by our general partner in acquiring these common units and the proceeds received by our general partner from an optionee at the time of exercise. Thus, the cost of the unit options will be borne by us.

Phantom Units. A phantom unit entitles the grantee to receive a common unit upon the vesting of the phantom unit, or in the discretion of our Committee, the cash equivalent of the value of a common unit. Our Committee will determine the time period over which phantom units granted to employees and directors will vest. In addition, all phantom units will vest upon a change of control of our general partner or us. If a grantee’s employment with, or membership on the board of directors of, our general partner terminates for any reason, the grantee’s phantom units will be automatically forfeited unless, and to the extent, our Committee provides otherwise. Common units delivered upon the vesting of phantom units may be common units acquired by our general partner in the open market, common units already owned by our general partner, common units acquired by our general partner directly from us or any other person, or any combination of the foregoing. Our general partner will be entitled to reimbursement by us for the cost incurred in acquiring common units. Our Committee, in its discretion, may grant tandem distribution equivalent rights with respect to phantom units.

Deferred Common Units. Our long-term incentive plan permits the grant of deferred common units to directors. Each deferred common unit represents one common unit, which vests immediately upon issuance and is available to the holder upon termination or retirement from the board of directors of our general partner. Common units delivered in connection with deferred common units may be common units acquired by our general partner in the open market, common units already owned by our general partner, common units acquired by our general partner directly from us or any other person, or any combination of the foregoing. Our general partner will be entitled to reimbursement by us for the cost incurred in acquiring common units. Deferred common units awarded to directors receive additional deferred common units equal in value to all cash or other distributions paid by us on account of our common units.

PVR Long-Term Incentive Plan

PVR’s general partner has adopted the Second Amended and Restated Penn Virginia Resource GP, LLC Long-Term Incentive Plan. PVR’s long-term incentive plan permits the grant of awards covering an aggregate of 600,000 common units to employees and directors of PVR’s general partner and employees of affiliates of PVR’s general partner who perform services for PVR. Awards under the PVR long-term incentive plan can be for common units, restricted units, unit options, phantom units and deferred common units. The terms and conditions of the PVR long-term incentive plan are substantially the same as those of our long-term incentive plan described above. The PVR long-term incentive plan is administered by the PVR Committee. PVR’s general partner granted 81,906 restricted units to officers and employees of PVR’s general partner and 24,189 deferred common units to directors of PVR’s general partner in 2006. No grants of unit options or phantom units have been made under the PVR long-term incentive plan.

Change-in-Control Arrangements

General Partner Executive Change of Control Severance Agreements

On March 9, 2006, PVR’s general partner entered into an Executive Change of Control Severance Agreement, or a General Partner Severance Agreement, with each of Messrs. Horton and Page containing the terms and conditions described below.

Term. Each General Partner Severance Agreement has a two-year term which is automatically extended for consecutive one-day periods until terminated by notice from PVR’s general partner. If such notice is given, the General Partner Severance Agreement will terminate two years after the date of such notice.

Triggering Events. Each General Partner Severance Agreement provides severance benefits to the Partnership Executive upon the occurrence of two events, or the GP Triggering Events. Specifically, if a change of control of PVR’s general partner occurs and, within two years after the date of such change of control, either (a) the Partnership Executive’s employment is terminated for any reason other than for cause or the Partnership Executive’s inability to perform his duties for at least 180 days due to mental or physical impairment or (b) the Partnership Executive terminates his employment due to a reduction in his authority, duties, title, status or responsibility, a reduction in his base salary, a discontinuation of a material incentive compensation plan in which he participated, the failure of PVR’s general partner to obtain an agreement from its successor to assume his General Partner Severance Agreement or the relocation by more than 100 miles of the office of PVR’s general partner at which he was working at the time of the change of control, then the Partnership Executive may elect to receive the change of control severance payments and other benefits described below.

Change of Control Severance Benefits. Upon the occurrence of the GP Triggering Events, the Partnership Executive may elect to receive a lump sum, in cash, of an amount equal to three times the sum of his annual base salary plus the highest cash bonus paid to him during the two-year period prior to termination, subject to reduction as described below under “Excise Taxes.” In addition, all options to purchase shares of Penn Virginia common stock then held by the Partnership Executive will immediately vest and will remain exercisable for the shorter of three years or the remainder of the options’ respective terms and all restricted Penn Virginia stock and all restricted units then held by the Partnership Executive will immediately vest and all restrictions will lapse. PVR’s general partner will also provide certain health and dental benefit related payments to the Partnership Executive as well as certain outplacement services. PVR’s general partner will not be entitled to reimbursement from PVR for any of the change of control severance payments or other benefits described in this paragraph.

Excise Taxes. If the independent registered public accountants of PVR’s general partner determine that any payments to be made or benefits to be provided to the Partnership Executive under his General Partner Severance Agreement would result in him being subject to the excise tax imposed by Section 4999 of the Internal Revenue Code, such payments or benefits will be reduced to the extent necessary to prevent him from being subject to such excise tax.

Restrictive Covenants. The General Partner Severance Agreement prohibits the Partnership Executive from (a) disclosing, either during or after his term of employment, confidential information regarding PVR’s general partner or its affiliates and (b) until two years after his employment has ended, soliciting or diverting business from PVR’s general partner or its affiliates. The General Partner Severance Agreement also requires that, upon payment of the severance benefits to the Partnership Executive, the Partnership Executive and PVR’s general partner release each other from all claims relating to the Partnership Executive’s employment or the termination of such employment.

Estimated Payments

The following table sets forth the estimated aggregate payments by PVR’s general partner to each of Messrs. Horton and Page under his General Partner Severance Agreement assuming that there occurred a change of control of PVR’s general partner on December 31, 2006.

Name of Executive Officer	Estimate Severance Payment ($)
Keith D. Horton	2,007,164
Ronald K. Page	1,708,493

Penn Virginia Executive Change of Control Severance Agreements

On February 27, 2006, Penn Virginia entered into an Executive Change of Control Severance Agreement, or a Penn Virginia Severance Agreement, with each of the Shared Executives containing terms and conditions substantially similar to those of the General Partner Severance Agreements. For a discussion of the terms and conditions of, and the estimated payments under, the Penn Virginia Severance Agreements, see the Penn Virginia Proxy Statement relating to its 2007 Annual Meeting of Shareholders. Any payments required to be made to the Shared Executives under the Penn Virginia Severance Agreements will be the sole responsibility of Penn Virginia.

Compensation of Directors

The following table sets forth the aggregate compensation paid by us to the non-employee directors of our general partner during 2006.

2006 Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1)	Total ($)
Robert Garrett	0	0	0
Robert J. Hall	4,000	0	4,000
John C. van Roden, Jr.	4,000	0	4,000
Jonathan B. Weller	4,000	0	4,000

Each non-employee director of our general partner receives an annual retainer of $110,000, consisting of $20,000 of cash and $90,000 worth of deferred common units. The actual number of deferred common units awarded in any given year is based upon the NYSE closing price of our common units on the dates on which such awards are granted. Each deferred common unit represents one common unit representing a limited partner interest in us, which vests immediately upon issuance and is available to the holder upon termination or retirement from the board of directors of our general partner. The Chairman of the audit committee of the board of directors of our general partner receives an annual cash retainer of $15,000, and each audit committee member receives an annual cash retainer of $10,000. The Chairmen of all other committees of the board of directors of our general partner receive annual cash retainers of $2,500. In addition to annual retainers, each non-employee director receives $1,000 cash for each board of directors and committee meeting he or she attends. Directors appointed during a year, or who cease to be directors during a year, receive a pro rata portion of cash and deferred common units. Directors may elect to receive any cash payments in common units or deferred common units, and may elect to defer the receipt of any cash or common units they receive under our general partner’s Non-Employee Directors Deferred Compensation Plan.

PVR’s General Partner compensates its directors in the same manner as we compensate our directors. For a detailed discussion of the 2006 director compensation for PVR’s general partner, see PVR’s Annual Report on Form 10-K for the year ended December 31, 2006.

Non-Employee Directors Deferred Compensation Plan

Our general partner has adopted the Penn Virginia Resource GP, LLC Non-Employee Directors Deferred Compensation Plan. This plan permits the non-employee directors of our general partner to defer the receipt of any or all cash, common units and restricted units they receive as compensation. All deferrals, and any distributions with respect to deferred common units or deferred restricted units, are credited to a deferred compensation account, the cash portion of which is credited quarterly with interest calculated at the prime rate. Non-employee directors of our general partner are fully vested at all times in any cash or deferred common units credited to their deferred compensation accounts. Any restricted unit awards credited to a deferred compensation account are subject to the same vesting and forfeiture restrictions that apply to the underlying award. Amounts held in a non-employee director’s deferred compensation account will be distributed to the director on the January 1st following the earlier to occur of the director reaching age 70 or the resignation or removal of the director from the board of directors of our general partner. Upon the death of a non-employee director, all vested amounts held in the deferred compensation account of the non-employee director will be distributed to the director’s estate.

Compensation Committee Interlocks and Insider Participation

During 2006, Messrs. Hall, van Roden and Weller served on the compensation and benefits committee of our general partner. None of these members is a former or current officer or employee of us or any of our subsidiaries or had any relationship requiring disclosure under Item 404 of Regulation S-K, “Transactions with Related Persons, Promoters and Certain Control Persons.” In 2006, none of the executive officers of our general partner served as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on the board of directors or the compensation and benefits committee of our general partner.

Compensation Committee Report

Under the rules established by the SEC, we are required to discuss the compensation and benefits of the executive officers of our general partner. Because we did not compensate any of our executive officers in 2006, we have elected to discuss the compensation and benefits of the executive officers of PVR’s general partner, including the CEO, CFO and the other Named Executive Officers. The Compensation and Benefits Committee is furnishing the following report in fulfillment of the SEC’s requirements.

The Compensation and Benefits Committee has reviewed the information contained above under the heading “Compensation Discussion and Analysis” and has discussed the Compensation Discussion and Analysis with management. Based upon its review and discussions with management, the Compensation and Benefits Committee recommended to the board of directors of the Partnership’s general partner that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

Compensation and Benefits Committee

Jonathan B. Weller (Chairman)

Robert J. Hall

John C. van Roden, Jr.

Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters

Beneficial Ownership of Units

The following table sets forth, as of February 28, 2007, the amount and percentage of our outstanding common units beneficially owned by (i) each person known by us to own beneficially more than 5% of our common units, (ii) each director of our general partner, (iii) each executive officer of our general partner and PVR’s general partner and (iv) all directors and executive officers of our general partner as a group.

Name of Beneficial Owner	Common Units (1)		Percent of Class (2)
Penn Virginia Resource GP Corp. (3)	11,279,925		28.9%
Penn Virginia Resource LP Corp. (3)	19,362,198		49.6%
Kanawha Rail Corp. (3)	1,445,301		3.7%
A. James Dearlove	8,000		*
Robert Garrett	7,506	(4)	*
Robert J. Hall	1,606	(4)	*
Keith D. Horton	2,500		*
Ronald K. Page	2,500		*
Frank A. Pici	6,600		*
Nancy M. Snyder	4,000		*
John C. van Roden, Jr.	1,506	(4)	*
Jonathan B. Weller	3,506	(4)	*
All directors and executive officers as a group (9 persons)	37,624	(5)	*

*	Less than 1%
(1)	Unless otherwise indicated, all units are owned directly by the named holder and such holder has sole power to vote and dispose of such units.
(2)	Based on 39,074,500 common units issued and outstanding on February 28, 2007. On February 21, 2007, there were approximately 3,400 holders of our common units.
(3)	Penn Virginia is the ultimate parent company of Penn Virginia Resource GP Corp., Penn Virginia Resource LP Corp. and Kanawha Rail Corp. As such, Penn Virginia may be deemed to beneficially own the common units held by Penn Virginia Resource GP Corp., Penn Virginia Resource LP Corp. and Kanawha Rail Corp., which together own 82.1% of our common units. The address for each of Penn Virginia Resource GP Corp., Penn Virginia Resource LP Corp. and Kanawha Rail Corp. is c/o Penn Virginia Corporation, Three Radnor Corporate Center, Suite 300, 100 Matsonford Road, Radnor, Pennsylvania 19087.
(4)	Includes 1,006 deferred common units.
(5)	Includes 4,024 deferred common units.

Equity Compensation Plan Information

The following table sets forth certain information as of December 31, 2006 regarding the options outstanding and securities issued and to be issued under our general partner’s equity compensation plans not approved by our unitholders. Our general partner does not have any equity compensation plans which were approved by our unitholders.

Plan Category	Number of Securities To Be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by unitholders	N/A	N/A	N/A
Equity compensation plans not approved by unitholders	0	N/A	300,000

Item 13	Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons

Management and Administrative Services

We are managed and controlled by our general partner pursuant to our partnership agreement. Under our partnership agreement, our general partner is reimbursed for all direct and indirect expenses it incurs or payments it makes on our behalf. These expenses include salaries, fees and other compensation and benefit expenses of employees, officers and directors, insurance, other administrative or overhead expenses and all other expenses necessary or appropriate to conduct our business. The costs allocated to us by our general partner for administrative services and overhead totaled $4.5 million for the year ended December 31, 2006.

Incentive Distributions

PVR’s partnership agreement provides for incentive distributions payable to its general partner, which is a wholly owned subsidiary of us, out of our Available Cash (as defined in PVR’s partnership agreement) in the event quarterly distributions to unitholders exceed certain specified targets. In general, subject to certain limitations, if a quarterly distribution exceeds a target of $0.275 per common and Class B unit, we will receive incentive distributions equal to (i) 15% of that portion of the distribution per common and Class B unit which exceeds but is not more than $0.325, plus (ii) 25% of that portion of the quarterly distribution per common and Class B unit which exceeds $0.325 but is not more than $0.375, plus (iii) 50% of that portion of the quarterly distribution per common and Class B unit which exceeds $0.375. Because we did not consummate our initial public offering until December 2006, we did not receive any distributions from PVR in 2006. See also Item 1, “Business—Our Ownership Interest in PVR,” and Item 1, “Business—Partnership Distributions.”

Units Purchase Agreement

In connection with our initial public offering in December 2006, we entered into a Units Purchase Agreement with PVR. Pursuant to the Units Purchase Agreement, we purchased an aggregate of 416,444 common units and 4,045,311 Class B units from PVR in three separate sales in December 2006 and January 2007. The total purchase price paid by us to PVR for the common and Class B units was $113.6 million.

Omnibus Agreement

Penn Virginia, PVR, PVR’s general partner and the Operating Company are parties to an Omnibus Agreement that governs potential competition among them. Upon completion of our initial public offering, we became subject to the Omnibus Agreement as an affiliate of Penn Virginia’s. The Omnibus Agreement was entered into in connection with PVR’s initial public offering in October 2001.

Under the Omnibus Agreement, Penn Virginia and its affiliates, including us, are not permitted to engage in the businesses of: (i) owning, mining, processing, marketing or transporting coal, (ii) owning, acquiring or leasing coal reserves or (iii) growing, harvesting or selling timber, unless it or they first offers us the opportunity to acquire these businesses or assets and the board of directors of PVR’s general partner, with the concurrence of its conflicts committee, elects to cause PVR not to pursue such opportunity or acquisition. In addition, Penn Virginia and its affiliates will be able to purchase any business which includes the purchase of coal reserves, timber or infrastructure relating to the production or transportation of coal if the majority value of such business is not derived from owning, mining, processing, marketing or transporting coal or growing, harvesting or selling timber. If Penn Virginia or its affiliates make any such acquisition, it or they must offer PVR the opportunity to purchase the coal reserves, timber or related infrastructure following the acquisition and PVR’s general partner’s conflicts committee will determine whether PVR should pursue the opportunity. The restriction will terminate upon a change in control of Penn Virginia or PVR’s general partner.

Non-Compete Agreement

We and PVR are parties to an Non-Compete Agreement that governs potential competition among us. The Non-Compete Agreement was entered into in connection with our initial public offering in December 2006, but is not effective until we are no longer subject to the Omnibus Agreement. Pursuant to the Non-Compete Agreement, we will have a right of first refusal with respect to the potential acquisition of any general partner interest, and any other equity interests under common ownership with such general partner, in a publicly traded partnership, other than any partnerships engaged in the coal or timber businesses described above or the business of gathering or processing natural gas or other hydrocarbons. PVR will have a right of first refusal with respect to the potential acquisition of assets that relate to the business of (i) owning, mining, processing, marketing or transporting coal, (ii) owning, acquiring or leasing coal reserves, (iii) growing, harvesting or selling timber or (iv) the gathering or processing of natural gas or other hydrocarbons.

Policies Regarding Transactions with Related Persons

Under our Corporate Governance Principles, all directors must recuse themselves from any decision affecting their personal, business or professional interests. In addition, as a general matter, our practice is that any proposed transaction between us (or any of our subsidiaries) and Penn Virginia or PVR (or any of their respective subsidiaries) is approved by the conflicts committee of our general partner. For a discussion of the conflicts committee of our general partner, see “Item 10—Directors, Executive Officers and Corporate Governance—Committees of the Board of Directors of our General Partner—Conflicts Committee.” With respect to any proposed transaction with any other related person, as a general matter, our practice is that such transactions are approved by disinterested directors. Our General Counsel advises the Board as to which transactions involve related persons, which transactions require the approval of the conflicts committee of our general partner and which directors are prohibited from voting on a particular transaction. All of the related transactions described above which were entered into since January 1, 2006 were approved in accordance with the foregoing policies.

Director Independence

Messrs. Garrett, Hall, van Roden and Weller are “independent directors,” as defined by NYSE Listing Standards and SEC rules and regulations. We refer to those directors as “Independent Directors.” The board of directors of our general partner has determined that none of the Independent Directors have any relationship with us other than as a director of our general partner or its affiliates, Penn Virginia or PVR’s general partner.

Item 14	Principal Accounting Fees and Services

In connection with the audits of our and our general partner’s financial statements for 2006, we entered into an agreement with KPMG which sets forth the terms by which KPMG will perform audit services for us. That agreement is subject to alternative dispute resolution procedures, an exclusion of the right to collect punitive damages and various other provisions. The following table shows fees for professional audit services rendered by KPMG for the audit of our and our general partner’s annual financial statements for 2006, the audits of PVR’s and PVR’s general partner’s annual financial statements for 2006 and 2005, the audit of PVR’s internal control over financial reporting, or ICFR, and fees billed for other services rendered by KPMG.

	2006	2005
Penn Virginia GP Holdings, L.P.
Audit Fees (1)	$510,100	$—

Penn Virginia Resource Partners, L.P.
Audit Fees (2)	696,100	668,300
Audit-Related Fees (3)	5,000	5,000
Tax Fees	5,300	—
All Other Fees	—	—

Total Fees	$1,216,500	$673,300

(1)	Audit fees for us consist of fees for the audit of our 2006 financial statements ($90,000) and audits performed in connection with our IPO and related consents and comfort letters ($385,000). Also included in audit fees are reimbursements of travel-related expenses.
(2)	Audit fees for PVR consist of fees for the audit of PVR’s financial statements, including the audit of PVR’s ICFR, consents for registration statements and comfort letters. Also included in audit fees are reimbursements of travel-related expenses.
(3)	Audit-related fees in 2006 and 2005 included $5,000 pertaining to debt compliance letters issued by KPMG for the Notes.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accountants

The policy of the audit committee of our general partner is to pre-approve all audit, audit-related and non-audit services provided by the independent registered public accountants. These services may include audit services, audit-related services, tax services and other services. The audit committee may also pre-approve particular services on a case-by-case basis. The independent registered public accountants are required to periodically report to the audit committee regarding the extent of services provided by the independent registered public accountants in accordance with such pre-approval. The audit committee may also delegate pre-approval authority to one or more of its members. Such member(s) must report any decisions to the audit committee at the next scheduled meeting.

PART IV

Item 15	Exhibits, Financial Statement Schedules

The following documents are filed as exhibits to this Annual Report on Form 10-K:

(1)	Financial Statements—The financial statements filed herewith are listed in the Index to Financial Statements on page 68 of this Annual Report on Form 10-K.

(2)	All schedules are omitted because they are not required, inapplicable or the information is included in the consolidated financial statements or the notes thereto.

(3)	Exhibits

(3.1)	Certificate of Limited Partnership of Penn Virginia GP Holdings, L.P. (incorporated by reference to Exhibit 3.1 to Registrant’s Registration Statement on Form S-1 filed on July 11, 2006).

(3.2)	Amendment dated June 19, 2006 to the Certificate of Limited Partnership of Penn Virginia GP Holdings, L.P. (incorporated by reference to Exhibit 3.2 to Registrant’s Registration Statement on Form S-1 filed on July 11, 2006).

(3.3)	Amendment dated September 6, 2006 to the Certificate of Limited Partnership of Penn Virginia GP Holdings, L.P. (incorporated by reference to Exhibit 3.15 to Amendment No. 2 to Registrant’s Registration Statement on Form S-1 filed on October 6, 2006).

(3.4)	Amended and Restated Agreement of Limited Partnership of Penn Virginia GP Holdings, L.P. (incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed on December 13, 2006).

(3.5)	Certificate of Formation of PVG GP, LLC (incorporated by reference to Exhibit 3.12 to Amendment No. 1 to Registrant’s Registration Statement on Form S-1 filed on September 7, 2006).

(3.6)	First Amended and Restated Limited Liability Company Agreement of PVG GP, LLC (incorporated by reference to Exhibit 3.2 to Registrant’s Current Report on Form 8-K filed on December 13, 2006).

(3.7)	Certificate of Limited Partnership of Penn Virginia Resource Partners, L.P. (incorporated by reference to Exhibit 3.1 to Penn Virginia Resource Partners, L.P.’s Registration Statement on Form S-1 filed on July 19, 2001).

(3.8)	First Amended and Restated Agreement of Limited Partnership of Penn Virginia Resource Partners, L.P. (incorporated by reference to Exhibit 3.2 to Penn Virginia Resource Partners, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2002).

(3.9)	Amendment No. 1 to First Amended and Restated Agreement of Limited Partnership of Penn Virginia Resource Partners, L.P. (incorporated by reference to Exhibit 3.3 to Penn Virginia Resource Partners, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2002).

(3.10)	Amendment No. 2 to First Amended and Restated Agreement of Limited Partnership of Penn Virginia Resource Partners, L.P. (incorporated by reference to Exhibit 3.4 to Penn Virginia Resource Partners, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2003).

(3.11)	Amendment No. 3 to First Amended and Restated Agreement of Limited Partnership of Penn Virginia Resource Partners, L.P. (incorporated by reference to Exhibit 3.5 to Penn Virginia Resource Partners, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2003).

(3.12)	Amendment No. 4 to First Amended and Restated Agreement of Limited Partnership of Penn Virginia Resource Partners, L.P. (incorporated by reference to Exhibit 3.1 to Penn Virginia Resource Partners, L.P.’s Current Report on Form 8-K filed on December 13, 2006).

(3.13)	Certificate of Formation of Penn Virginia Resource GP, LLC (incorporated by reference to Exhibit 3.5 to Amendment No. 1 to Penn Virginia Resource Partners, L.P.’s Registration Statement Form S-1 filed on September 7, 2001).

(3.14)	Fourth Amended and Restated Limited Liability Company Agreement of Penn Virginia Resource GP, LLC (incorporated by reference to Exhibit 3.2 to Penn Virginia Resource Partners, L.P.’s Current Report on Form 8-K filed on December 13, 2006).

(4.1)	Note Purchase Agreement dated as of March 27, 2003 among Penn Virginia Operating Co., LLC, Penn Virginia Resource Partners, L.P. and the noteholders party thereto (incorporated by reference to Exhibit 2.1 to Penn Virginia Resource Partners, L.P.’s Current Report on Form 8-K filed on April 2, 2003).

(4.2)	First Amendment to Note Purchase Agreement and Parent Guaranty dated as of March 3, 2005 among Penn Virginia Operating Co., LLC, Penn Virginia Resource Partners, L.P. and the noteholders party thereto (incorporated by reference to Exhibit 10.1 to Penn Virginia Resource Partners, L.P.’s Current Report on Form 8-K filed on March 9, 2005).

(4.3)	Second Amendment to Note Purchase Agreement dated as of December 11, 2006 among Penn Virginia Operating Co., LLC, Penn Virginia Resource Partners, L.P. and the noteholders party thereto (incorporated by reference to Exhibit 4.1 to Penn Virginia Resource Partners, L.P.’s Current Report on Form 8-K filed on December 13, 2006).

(10.1)	Amended and Restated Credit Agreement dated as of March 3, 2005 among Penn Virginia Operating Co., LLC, PNC Bank, National Association, as agent, and the other financial institutions party thereto (incorporated by reference to Exhibit 10.2 to Penn Virginia Resource Partners, L.P.’s Current Report on Form 8-K filed on March 9, 2005).

(10.2)	First Amendment, Waiver, and Consent to Amended and Restated Credit Agreement dated as of July 15, 2005 among Penn Virginia Operating Co., LLC, PNC Bank, National Association, as agent, and the other financial institutions party thereto (incorporated by reference to Exhibit 10.1 to Penn Virginia Resource Partners, L.P.’s Current Report on Form 8-K filed on July 21, 2005).

(10.3)	Second Amendment to Amended and Restated Credit Agreement dated as of August 22, 2006 among Penn Virginia Operating Co., LLC, PNC Bank, National Association, as agent, and the other financial institutions party thereto (incorporated by reference to Exhibit 10.1 to Penn Virginia Resource Partners, L.P.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006).

(10.4)	Third Amendment to Amended and Restated Credit Agreement dated as of December 11, 2006 among Penn Virginia Operating Co., LLC, PNC Bank, National Association, as agent, and the other financial institutions party thereto (incorporated by reference to Exhibit 10.1 to Penn Virginia Resource Partners, L.P.’s Current Report on Form 8-K filed on December 13, 2006).

(10.5)	Contribution and Conveyance Agreement dated as of December 8, 2006 among Penn Virginia Resource LP Corp., Penn Virginia Resource GP, LLC, Kanawha Rail Corp., Penn Virginia GP Holdings, L.P. and Penn Virginia Resource GP Corp. (incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed on December 13, 2006).

(10.6)	Omnibus Agreement dated October 30, 2001 among the Penn Virginia Corporation, Penn Virginia Resource GP, LLC, Penn Virginia Operating Co., LLC and Penn Virginia Resource Partners, L.P. (incorporated by reference to Exhibit 10.6 to Amendment No. 2 to Penn Virginia Resource Partners, L.P.’s Registration Statement on Form S-1 filed on October 4, 2001).

(10.7)	Amendment No. 1 to Omnibus Agreement dated December 19, 2002 among the Penn Virginia Corporation, Penn Virginia Resource GP, LLC, Penn Virginia Operating Co., LLC and Penn Virginia Resource Partners, L.P. (incorporated by reference to Exhibit 10.7 to Penn Virginia Resource Partners, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2002).

(10.8)	Non-Compete Agreement dated December 8, 2006 among Penn Virginia GP Holdings, L.P., Penn Virginia Resource Partners, L.P. and Penn Virginia Resource GP, LLC (incorporated by reference to Exhibit 10.2 to Penn Virginia Resource Partners, L.P.’s Current Report on Form 8-K filed on December 13, 2006).

(10.9)	PVG GP, LLC Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed on December 27, 2006).*

(10.10)	Form of deferred common unit grant agreement (incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed on December 27, 2006).*

(10.11)	Form of restricted unit award agreement (incorporated by reference to Exhibit 10.4 to Registrant’s Current Report on Form 8-K filed on December 27, 2006).*

(10.12)	PVG GP, LLC Non-Employee Directors Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on December 27, 2006).*

(10.13)	Penn Virginia Resource GP, LLC Second Amended and Restated Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to Penn Virginia Resource Partners, L.P.’s Current Report on Form 8-K filed on February 27, 2006).*

(10.14)	Form of deferred common unit grant agreement (incorporated by reference to Exhibit 10.7 to Penn Virginia Resource Partners, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2004).*

(10.15)	Form of restricted unit award agreement (incorporated by reference to Exhibit 10.8 to Penn Virginia Resource Partners, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2004).*

(10.16)	Penn Virginia Resource GP, LLC Non-Employee Directors Deferred Compensation Plan (incorporated by reference to Exhibit 10.7 to Penn Virginia Resource Partners, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2003).*

(10.17)	Executive Change of Control Severance Agreement dated March 9, 2006 between Penn Virginia Resource GP, LLC and Keith D. Horton (incorporated by reference to Exhibit 10.1 to Penn Virginia Resource Partners, L.P.’s Current Report on Form 8-K filed on March 14, 2006).*

(10.18)	Executive Change of Control Severance Agreement dated March 9, 2006 between Penn Virginia Resource GP, LLC and Ronald K. Page (incorporated by reference to Exhibit 10.2 to Penn Virginia Resource Partners, L.P.’s Current Report on Form 8-K filed on March 14, 2006).*

(21.1)	Subsidiaries of Penn Virginia GP Holdings, L.P. (incorporated by reference to Exhibit 21.1 to Amendment No. 2 to Registrant’s Registration Statement on Form S-1 filed on October 6, 2006).

(31.1)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PENN VIRGINIA GP HOLDINGS, L.P.

By: PVG GP, LLC

	By:	/s/ FRANK A. PICI
March 8, 2007		Frank A. Pici Vice President and Chief Financial Officer

	By:	/s/ FORREST W. MCNAIR
March 8, 2007		Forrest W. McNair Vice President and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ A. JAMES DEARLOVE (A. James Dearlove)	Chairman of the Board and Chief Executive Officer	March 8, 2007

/s/ ROBERT GARRETT (Robert Garrett)	Director	March 8, 2007

/s/ ROBERT J. HALL (Robert J. Hall)	Director	March 8, 2007

/s/ FRANK A. PICI (Frank A. Pici)	Director and Vice President and Chief Financial Officer	March 8, 2007

/s/ NANCY M. SNYDER (Nancy M. Snyder)	Director and Vice President and General Counsel	March 8, 2007

/s/ JOHN C. VAN RODEN, JR. (John C. van Roden, Jr.)	Director	March 8, 2007

/s/ JONATHAN B. WELLER (Jonathan B. Weller)	Director	March 8, 2007