Form 10-Q
period 2007-03-31
Penn Virginia GP Holdings, L.P.
filed 2007-05-08
CIK 1366292

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to

Commission File Number: 1-33171

PENN VIRGINIA GP HOLDINGS, L.P.

(Exact name of registrant as specified in its charter)

Delaware	20-5116532
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

THREE RADNOR CORPORATE CENTER, SUITE 300 100 MATSONFORD ROAD RADNOR, PA	19087
(Address of principal executive offices)	(Zip Code)

(610) 687-8900

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒  Yes        ☐  No

Indicate by a check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐        Accelerated filer  ☐        Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes    ☒  No

As of May 4, 2007, 39,074,500 common limited partner units were outstanding.

PENN VIRGINIA GP HOLDINGS, L.P. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1	Financial Statements

PENN VIRGINIA GP HOLDINGS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME – unaudited

(in thousands, except per unit data)

	Three Months Ended March 31,
	2007	2006
Revenues
Natural gas midstream	$95,318	$109,181
Coal royalties	25,000	22,422
Coal services	1,601	1,426
Other	2,281	2,135

Total revenues	124,200	135,164

Expenses
Cost of midstream gas purchased	79,731	98,651
Operating	5,514	3,478
Taxes other than income	843	698
General and administrative	6,401	5,270
Depreciation, depletion and amortization	10,133	8,821

Total expenses	102,622	116,918

Operating income	21,578	18,246
Other income (expense)
Interest expense	(3,547)	(4,067)
Other	353	294
Derivatives	(2,647)	(6,133)

Income from operations before minority interest	15,737	8,340
Minority interest	(8,017)	(4,889)

Net income	$7,720	$3,451

Basic and diluted net income per limited partner unit	$0.20	$0.11

Weighted average number of units outstanding, basic and diluted	39,062	32,125

The accompanying notes are an integral part of these condensed consolidated financial statements.

PENN VIRGINIA GP HOLDINGS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	March 31, 2007	December 31, 2006
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$21,534	$13,687
Accounts receivable	71,071	66,987
Derivative assets	4,533	449
Other current assets	2,548	2,587

Total current assets	99,686	83,710

Property, plant and equipment	671,239	665,135
Accumulated depreciation, depletion and amortization	(117,559)	(108,622)

Net property, plant and equipment	553,680	556,513

Equity investments	25,588	25,355
Goodwill	7,718	7,718
Intangibles, net	31,885	33,045
Derivative assets	2,092	2,455
Other long-term assets	7,439	7,473

Total assets	$728,088	$716,269

Liabilities and Partners’ Capital
Current liabilities
Accounts payable and accrued liabilities	$64,208	$63,340
Current portion of long-term debt	11,839	10,832
Deferred income	7,283	6,999
Derivative liabilities	11,778	6,996

Total current liabilities	95,108	88,167
Deferred income	3,745	6,592
Other liabilities	3,414	3,339
Derivative liabilities	6,505	6,618
Long-term debt of PVR	211,248	207,214
Minority interests in PVR	327,557	330,148
Partners’ capital	80,511	74,191

Total liabilities and partners’ capital	$728,088	$716,269

The accompanying notes are an integral part of these condensed consolidated financial statements.

PENN VIRGINIA GP HOLDINGS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - unaudited

(in thousands)

	Three Months Ended March 31,
	2007	2006
Cash flows from operating activities
Net income	$7,720	$3,451
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	10,133	8,821
Commodity derivative contracts:
Total derivative losses	3,490	5,872
Cash settlements on derivatives	(2,072)	(2,922)
Non-cash interest expense	164	191
Minority interest	8,017	4,889
Equity earnings, net of distributions received	(233)	(330)
Other	(40)	309
Changes in operating assets and liabilities	(4,552)	(8,008)

Net cash provided by operating activities	22,627	12,273

Cash flows from investing activities
Acquisitions, net of cash acquired	(339)	(3,069)
Additions to property, plant and equipment	(7,002)	(5,496)
Other	43	—

Net cash used in investing activities	(7,298)	(8,565)

Cash flows from financing activities
Distributions to partners	(13,342)	(14,448)
Proceeds from borrowings	10,000	—
Repayments of borrowings	(5,000)	(3,300)
Proceeds from issuance of common units	916	—
Payment of offering costs	(56)	—

Net cash used in financing activities	(7,482)	(17,748)

Net increase (decrease) in cash and cash equivalents	7,847	(14,040)
Cash and cash equivalents – beginning of period	13,687	23,150

Cash and cash equivalents – end of period	$21,534	$9,110

Supplemental disclosure:
Cash paid for interest	$4,534	$5,352

The accompanying notes are an integral part of these condensed consolidated financial statements.

PENN VIRGINIA GP HOLDINGS, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

March 31, 2007

1.	Organization

Penn Virginia GP Holdings, L.P. (the “Partnership,” “we,” “us” or “our”) is a Delaware limited partnership formed in June 2006 that currently owns three types of equity interests in Penn Virginia Resource Partners, L.P. (“PVR”). Our only cash generating assets consist of our partnership interests in PVR. Due to our control of the general partner of PVR, the financial results of PVR are included in our condensed consolidated financial statements. However, PVR functions with a capital structure that is independent of ours, consisting of its own debt instruments and publicly traded common units.

Our general partner is an indirect wholly owned subsidiary of Penn Virginia Corporation (“Penn Virginia”). Penn Virginia and its subsidiaries also own an approximately 82% limited partner interest in us. We own 100% of Penn Virginia Resource GP, LLC, a Delaware limited liability company and the general partner of PVR. We completed our initial public offering in December 2006 and used the proceeds from the offering to purchase 416,444 newly issued common units and 4,045,311 newly issued Class B units from PVR. As of March 31, 2007, we owned approximately 44% of PVR, consisting of a 2% general partner interest and an approximately 42% limited partner interest. As part of our ownership of PVR’s general partner, we also own the rights, referred to as “incentive distribution rights,” to receive an increasing percentage of PVR’s quarterly distributions of available cash from operating surplus after certain levels of cash distributions have been achieved.

2.	Summary of Significant Accounting Policies

Our accounting policies are consistent with those described in our Annual Report on Form 10-K for the year ended December 31, 2006. Please refer to such Form 10-K for a further discussion of those policies.

Basis of Presentation

Unless otherwise indicated, for the purposes of these financial statements, the “Partnership,” “we,” “us” or “our” refers to Penn Virginia GP Holdings, L.P. and subsidiaries. References to the “parent company” are intended to mean Penn Virginia GP Holdings, L.P. individually as the parent company and not on a consolidated basis.

In accordance with generally accepted accounting principles, the distribution of net assets from the parent company to affiliates of Penn Virginia in December 2006 was accounted for as a reorganization of entities under common control in a manner similar to a pooling of interests. As a result, our historical consolidated financial information presented in this Quarterly Report on Form 10-Q for periods prior to our receipt of contributions from Penn Virginia has been presented using the condensed consolidated financial information of Penn Virginia Resource GP, LLC and subsidiaries, which was our predecessor company.

The presentation of such predecessor condensed consolidated financial information assumes that the historical ownership interests in PVR held by affiliates of Penn Virginia (prior to the contribution of net assets in December 2006) were owned by the parent company. This method of presentation is substantially on the same basis that our condensed consolidated results of operations and financial position have been presented since the contribution of net assets from affiliates of Penn Virginia.

The condensed consolidated financial statements include the accounts of the Partnership, all wholly-owned subsidiaries and PVR, of which we indirectly owned the sole 2% general partner interest and an approximately 42% limited partner interest as of March 31, 2007. Penn Virginia Resource GP, LLC, our wholly-owned subsidiary, serves as PVR’s general partner and controls PVR. Intercompany balances and transactions have been eliminated in consolidation. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and Securities and Exchange Commission regulations. These statements involve the use of estimates and judgments where appropriate. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the condensed consolidated financial statements have been included. These financial statements should be read in conjunction with our condensed consolidated financial statements and footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2006. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. Certain reclassifications have been made to conform to the current period’s presentation.

New Accounting Standards

In February 2007, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115, which provides companies with an option to report selected financial assets and liabilities at fair value. The objective of SFAS No. 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. We have not yet determined the impact on our condensed consolidated financial statements of adopting SFAS No. 159 effective January 1, 2008.

3.	Equity Investments

In July 2004, PVR acquired from affiliates of Massey Energy Company a 50% interest in Coal Handling Solutions, LLC, a joint venture formed to own and operate end-user coal handling facilities. PVR accounts for the investment under the equity method of accounting. In 2004, the original cash investment of $28.4 million was capitalized. At March 31, 2007, PVR’s equity investment totaled $25.5 million, which exceeded its portion of the underlying equity in net assets by $8.2 million. The difference is being amortized to equity earnings over the life of coal services contracts in place at the time of the acquisition. In accordance with the equity method, PVR recognized equity earnings in the three months ended March 31, 2007 and 2006 of $0.2 million and $0.3 million with a corresponding increase in the investment. The joint venture generally pays to PVR quarterly distributions of PVR’s portion of the joint venture’s operating cash flows. PVR received no cash distributions from the joint venture in the three months ended March 31, 2007 or 2006. Equity earnings are included in coal services revenues on our condensed consolidated statements of income.

4.	Derivative Instruments

Natural Gas Midstream Segment Commodity Derivatives

PVR utilizes swap derivative contracts to hedge against the variability in cash flows associated with forecasted natural gas midstream revenues and cost of midstream gas purchased. While the use of derivative instruments limits the risk of adverse price movements, their use also may limit future revenues or cost savings from favorable price movements.

With respect to a swap contract, the counterparty is required to make a payment to PVR if the settlement price for any settlement period is less than the swap price for such contract, and we are required to make a payment to the counterparty if the settlement price for any settlement period is greater than the swap price for such contract.

The fair values of PVR’s derivative agreements are determined based on forward price quotes and regression analysis for the respective commodities as of March 31, 2007. The following table sets forth PVR’s positions as of March 31, 2007 for commodities related to natural gas midstream revenues (ethane, propane, natural gasoline and crude oil) and cost of midstream gas purchased (natural gas and crude oil):

	Average Volume Per Day		Weighted Average Price		Estimated Fair Value (in thousands)
Ethane Swaps	(in gallons	)	(per gallon	)
Second Quarter 2007 through Fourth Quarter 2007	34,440		$0.5050		$(1,489)
First Quarter 2008 through Fourth Quarter 2008	34,440		$0.4700		(1,950)
Propane Swaps	(in gallons	)	(per gallon	)
Second Quarter 2007 through Fourth Quarter 2007	26,040		$0.7550		(2,395)
First Quarter 2008 through Fourth Quarter 2008	26,040		$0.7175		(3,054)
Natural Gasoline Swaps	(in gallons	)	(per gallon	)
Second Quarter 2007 through Fourth Quarter 2007	23,520		$1.2650		(2,040)
Crude Oil Swaps	(in barrels	)	(per barrel	)
Second Quarter 2007 through Fourth Quarter 2007	560		$50.80		(2,706)
First Quarter 2008 through Fourth Quarter 2008	560		$49.27		(3,966)
Crude Oil Swaps (purchase)	(in barrels	)	(per barrel	)
Second Quarter 2007 through Fourth Quarter 2007	560		$57.12		1,755
Natural Gas Swaps (purchase)	(in MMbtus	)	(per MMbtu	)
Second Quarter 2007 through Fourth Quarter 2008	4,000		$6.97		3,754
March 2007 settlements paid in April 2007					(630)

Natural gas midstream segment commodity derivatives - net liability					$(12,721)

Based upon PVR’s assessment of derivative agreements at March 31, 2007, PVR reported (i) a net derivative liability related to the natural gas midstream segment of $12.7 million and (ii) a loss in accumulated other comprehensive income of $9.2 million related to derivatives in the natural gas midstream segment for which PVR discontinued cash flow hedge accounting in 2006. The following table summarizes the effects of commodity derivative activities on PVR’s condensed consolidated statements of income:

	Three Months Ended March 31,
	2007	2006
	(in thousands)
Income statement caption:
Midstream revenue	$(2,286)	$(2,168)
Cost of gas purchased	1,443	2,429
Derivatives	(2,647)	(6,133)

Increase (decrease) in income before minority interest	$(3,490)	$(5,872)

Realized and unrealized derivative impact:
Cash paid for derivative settlements	$(2,072)	$(2,922)
Unrealized derivative gain (loss)	(1,418)	(2,950)

Increase (decrease) in income before minority interest	$(3,490)	$(5,872)

Interest Rate Swaps

In September 2005, PVR entered into interest rate swap agreements (the “Revolver Swaps”) to establish fixed rates on $60 million of the portion of the outstanding balance on its revolving credit facility that is based on the London Inter Bank Offering Rate (“LIBOR”) until March 2010. PVR pays a weighted average fixed rate of 4.22% on the notional amount plus the applicable margin, and the counterparties pay a variable rate equal to the three-month LIBOR. Settlements on the Revolver Swaps are recorded as interest expense. The Revolver Swaps were designated as cash flow hedges. Accordingly, the effective portion of the change in the fair value of the swap transactions is recorded each period in other comprehensive income. The ineffective portion of the change in fair value, if any, is recorded to current period earnings as interest expense. We reported (i) a derivative asset of approximately $1.1 million at March 31, 2007 and (ii) a gain in accumulated other comprehensive income of $1.1 million at March 31, 2007 related to the Revolver Swaps. In connection with periodic settlements, we recognized $0.2 million in net hedging gains in interest expense for the three months ended March 31, 2007.

5.	Cash Distributions

We paid a pro rata quarterly distribution of $0.07 per unit, or $0.96 per unit on an annualized basis, in February 2007. The pro rata quarterly distribution covered the period from December 5, 2006 through December 31, 2006. In April 2007, we announced a $0.26 per unit distribution for the three months ended March 31, 2007, or $1.04 per unit on an annualized basis. The distribution will be paid on May 25, 2007 to unitholders of record at the close of business on May 11, 2007.

6.	Related Party Transactions

General and Administrative

Penn Virginia charges us for certain corporate administrative expenses which are allocable to us and our subsidiaries. When allocating general corporate expenses, consideration is given to property and equipment, payroll and general corporate overhead. Any direct costs are paid by us. Total corporate administrative expenses charged to us totaled $6.4 million and $5.3 million for the three months ended March 31, 2007 and 2006. These costs are reflected in general and administrative expenses in our condensed consolidated statements of income. At least annually, management performs an analysis of general corporate expenses based on time allocations of shared employees and other pertinent factors. Based on this analysis, management believes the allocation methodologies used are reasonable.

Accounts Payable-Affiliate

Amounts payable to related parties totaled $2.7 million as of March 31, 2007. This balance consists primarily of amounts due to PennVirginia for general and administrative expenses incurred on our behalf and is included in accounts payable on our condensed consolidated balance sheets.

Marketing Revenues

Connect Energy Services, LLC, a wholly-owned subsidiary of PVR, earned $0.4 million in fees for marketing a portion of Penn Virginia Oil & Gas, L.P.’s natural gas production during the three months ended March 31, 2007. The marketing agreement was effective September 1, 2006. Penn Virginia Oil & Gas, L.P. is a wholly-owned subsidiary of Penn Virginia. Marketing revenues are included in other revenues on our condensed consolidated statements of income.

7.	PVR Long-Term Incentive Plan

For the three months ended March 31, 2007 and 2006, we recognized a total of $0.5 million and $0.5 million of compensation expense related to the granting of PVR common units and deferred PVR common units and the vesting of PVR restricted units granted under PVR’s long-term incentive plan. During the three months ended March 31, 2007, 85,233 PVR restricted units with a weighted average grant date fair value of $26.85 per unit were granted to employees of Penn Virginia who perform services for PVR. During the same period, 42,852 PVR restricted units with a weighted average grant date fair value of $27.56 per unit vested. PVR restricted units granted in 2007 vest over a three-year period, with one third vesting in each year. We recognize compensation expense on a straight-line basis over the vesting period.

8.	Comprehensive Income

Comprehensive income represents changes in partners’ capital during the reporting period, including net income and charges directly to partners’ capital which are excluded from net income. For the three months ended March 31, 2007 and 2006, the components of comprehensive income were as follows:

	Three Months Ended March 31,
	2007	2006
	(in thousands)
Net income	$7,720	$3,451
Unrealized holding losses on derivative activities	(200)	(1,966)
Reclassification adjustment for derivative activities	672	160

Comprehensive income	$8,192	$1,645

9.	Commitments and Contingencies

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

As of March 31, 2007, environmental liabilities included $1.6 million, which represents PVR’s best estimate of its liabilities as of those dates related to its coal and natural gas midstream businesses. PVR has reclamation bonding requirements with respect to certain unleased and inactive properties. Given the uncertainty of when the reclamation area will meet regulatory standards, a change in this estimate could occur in the future.

Mine Health and Safety Laws

There are numerous mine health and safety laws and regulations applicable to the coal mining industry. However, since PVR does not operate any mines and does not employ any coal miners, PVR is not subject to such laws and regulations. Accordingly, we have not accrued any related liabilities.

10.	Segment Information

Segment information has been prepared in accordance with SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information. Under SFAS No. 131, operating segments are defined as components of an enterprise about which separate financial information is available and is evaluated regularly by the chief operating decision maker, or decision-making group, in assessing performance. Our chief operating decision-making group consists of the Chief Executive Officer and other senior officers. This group routinely reviews and makes operating and resource allocation decisions among our coal operations and our natural gas midstream operations. Accordingly, our reportable segments are as follows:

•

Coal – management and leasing of coal properties and subsequent collection of royalties; other land management activities such as selling standing timber and real estate rentals; leasing of fee-based coal-related infrastructure facilities to certain lessees and end-user industrial plants.

•	Natural Gas Midstream – natural gas processing, natural gas gathering and other related services.

The following table presents a summary of certain financial information relating to our segments:

	Coal	Natural Gas Midstream	Other	Consolidated
	(in thousands)
For the Three Months Ended March 31, 2007:
Revenues	$28,484	$95,716	$—	$124,200
Cost of midstream gas purchased	—	79,731	—	79,731
Operating costs and expenses	5,094	6,902	762	12,758
Depreciation, depletion and amortization	5,490	4,643	—	10,133

Operating income	$17,900	$4,440	$(762)	21,578

Interest expense				(3,547)
Other				353
Derivatives				(2,647)

Minority interest				(8,017)
Net income				$7,720

Additions to property and equipment	$1,336	$6,005	$—	$7,341

For the Three Months Ended March 31, 2006:
Revenues	$25,328	$109,836	$—	$135,164
Cost of midstream gas purchased	—	98,651	—	98,651
Operating costs and expenses	3,509	5,937	—	9,446
Depreciation, depletion and amortization	4,752	4,069	—	8,821

Operating income	$17,067	$1,179	$—	18,246

Interest expense				(4,067)
Other				294
Derivatives				(6,133)

Minority interest				(4,889)
Net income				$3,451

Additions to property and equipment	$6,004	$2,561	$—	$8,565

11. Subsequent Events

Subsequent to March 31, 2007, PVR entered into five commodity derivative agreements. Four of the derivative agreements are costless collar contracts utilized to mitigate commodity price exposure related to PVR’s percent-of-proceeds contracts. The following table summarizes the terms of these positions:

	Volume Per Day		Floor Price		Ceiling Price
	(in gallons)		(per gallon)		(per gallon)
Ethane Costless Collar
May 2007 through December 2007	5,000		$0.6100		$0.7125
Propane Costless Collar
May 2007 through December 2007	9,000		$1.0300		$1.1640
Natural Gasoline Costless Collar
May 2007 through December 2007	6,300		$1.4800		$1.6465
Crude Oil Costless Collar	(in barrels	)	(per barrel	)	(per barrel	)
May 2007 through December 2007	400		$65.00		$75.25

The fifth commodity derivative agreement entered into subsequent to March 31, 2007 is a swap derivative contract utilized to mitigate frac spread exposure related to PVR’s wellhead purchase contracts. This derivative contract consists of an agreement to sell natural gas liquids forward at a predetermined swap price and to purchase an equivalent volume of natural gas forward on an MMBtu basis. The following table summarizes the terms of the contract:

Frac Spread Swap

June 2007 through December 2007

	Volume Per Day		Swap Price
	(in gallons)		(per gallon)
Ethane	36,719		$0.7150
Propane	27,029		$1.1600
Isobutane	3,825		$1.3725
Normal Butane	9,095		$1.3425
Natural Gasoline	8,330		$1.6300
	(in mmbtus	)	(per mmbtu	)
Natural Gas (1)	7,128		$7.8850

(1)	Priced at Northern Natural Gas Co. Demarcation Index.

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following review of the financial condition and results of operations of Penn Virginia GP Holdings, L.P. (the “Partnership, “we,” “us” or “our”) should be read in conjunction with our condensed consolidated financial statements and the accompanying notes in Item 1, “Financial Statements.” Our discussion and analysis include the following items:

•	Overview of Our Business

•	Overview of PVR’s Business

•	Current Performance

•	Summary of Critical Accounting Policies and Estimates

•	Liquidity and Capital Resources

•	Results of Operations

•	Environmental Matters

•	Recent Accounting Pronouncements

•	Forward-Looking Statements

Overview of Our Business

General

We are a publicly traded Delaware limited partnership formed in June 2006. Our only cash generating assets consist of our partnership interests in PVR which consist of the following:

•	a 2% general partner interest in Penn Virginia Resource Partners, L.P., (“PVR”), which we hold through our 100% ownership interest in Penn Virginia Resource GP, LLC, PVR’s general partner;

•	all of the incentive distribution rights in PVR, which we hold through our 100% ownership interest in PVR’s general partner; and

•	an approximately 42% limited partner interest in PVR, consisting of 33% common units and 9% Class B units.

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

Since 2001, PVR has increased its quarterly cash distribution nine times from $0.25 per unit ($1.00 on an annualized basis) to $0.41 per unit ($1.64 on an annualized basis), which is the most recently declared distribution. These increased cash distributions by PVR have placed us at the third and maximum target cash distribution level as described above. As a consequence, any increase in cash distribution level from PVR will allow us to share at the 48% level and the cash distributions we receive from PVR with respect to our indirect ownership of the incentive distribution rights will increase more rapidly than those with respect to our ownership of the general partner interest and limited partner interests. Because we are at the maximum target cash distribution level on the incentive distribution rights, future growth in distributions we receive from PVR will not result from an increase in the target cash distribution level associated with the incentive distribution rights.

Financial Presentation

We reflect our ownership interest in PVR on a consolidated basis, which means that our financial results are combined with PVR’s financial results and the results of our other subsidiaries. The 49% limited partner interest in PVR that we do not own, after the effect of incentive distribution rights, is reflected as a minority interest in our results of operations. We have no separate operating activities apart from those conducted by PVR, and our cash flows currently consist of distributions from PVR on the partnership interests, including the incentive distribution rights that we own. Accordingly, the discussion of our financial position and results of operations in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” reflects the operating activities and results of operations of PVR. The historical results of our operations do not reflect the incremental expenses we expect to incur as a result of being a publicly traded limited partnership.

Overview of PVR’s Business

PVR is a publicly traded Delaware limited partnership formed by Penn Virginia Corporation (“Penn Virginia”) in 2001 that is principally engaged in the management of coal properties and the gathering and processing of natural gas in the United States. Both in its current limited partnership form and in its previous corporate form, PVR has managed coal properties since 1882. Since the acquisition of a natural gas midstream business in March 2005, PVR currently conducts operations in two business segments: coal and natural gas midstream. In the three months ended March 31, 2007, approximately 83%, or $17.9 million, of our operating income was attributable to PVR’s coal segment, and approximately 21%, or $4.4 million, of our operating income was attributable to PVR’s natural gas midstream segment.

PVR Coal Segment

As of December 31, 2006, PVR owned or controlled approximately 765 million tons of proven and probable coal reserves in Central and Northern Appalachia, the San Juan Basin and the Illinois Basin. PVR enters into long-term leases with experienced, third-party mine operators providing them the right to mine our coal reserves in exchange for royalty payments. PVR does not operate any mines. In the three months ended March 31, 2007, PVR’s lessees produced 8.3 million tons of coal from our properties and paid PVR coal royalty revenues of $25.0 million, for an average gross coal royalty per ton of $3.02. Approximately 81% of PVR’s coal royalty revenues in the three months ended March 31, 2007 and 2006 were derived from coal mined on PVR properties under leases containing royalty rates based on the higher of a fixed base price or a percentage of the gross sales price. The balance of its coal royalty revenues for the respective periods was derived from coal mined on PVR properties under leases containing fixed royalty rates that escalate annually.

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

Coal prices also impact coal royalty revenues. Coal prices, especially in Central Appalachia where the majority of PVR’s coal is produced, increased significantly from the beginning of 2004 through most of 2006. The price increase during that period was primarily the result of increased electricity demand, rebuilding of inventories and decreasing coal production in Central Appalachia. In the second half of 2006 and continuing into 2007, coal prices decreased from the historically high levels experienced in the previous two and one half years, due to higher than normal coal inventories at electric utilities and milder than normal winter weather.

Substantially all of PVR’s leases require the lessee to pay minimum rental payments to PVR in monthly or annual installments. PVR actively works with its lessees to develop efficient methods to exploit its reserves and to maximize production from its properties. PVR also earns revenues from providing fee-based coal preparation and transportation services to its lessees, which enhance their production levels and generate additional coal royalty revenues, and from industrial third party coal end-users by owning and operating coal handling facilities through its joint venture with Massey Energy Company. In addition, PVR earns revenues from oil and gas royalty interests it owns, from coal transportation rights and from the sale of standing timber on its properties.

PVR Natural Gas Midstream Segment

PVR owns and operates midstream assets that include approximately 3,631 miles of natural gas gathering pipelines and three natural gas processing facilities located in Oklahoma and the panhandle of Texas, which have 160 million cubic feet per day (“MMcfd”) of total capacity. PVR’s midstream business derives revenues primarily from gas processing contracts with natural gas producers and from fees charged for gathering natural gas volumes and providing other related services. PVR also owns a natural gas marketing business, which aggregates third-party volumes and sells those volumes into intrastate pipeline systems and at market hubs accessed by various interstate pipelines. PVR acquired its natural gas midstream assets through the acquisition of Cantera Gas Resources, LLC in March 2005. PVR’s management believes that this acquisition established a platform for future growth in the natural gas midstream sector and diversified its cash flows into another long-lived asset base. Since acquiring these assets, PVR has expanded its natural gas midstream business by adding 181 miles of new gathering lines.

For the three months ended March 31, 2007, system throughput volumes at PVR’s gas processing plants and gathering systems, including gathering-only volumes, were 15.9 billion cubic feet, or approximately 177 MMcfd, and three of PVR’s natural gas midstream customers accounted for 56% of PVR’s natural gas midstream revenue.

PVR continually seeks new supplies of natural gas to both offset the natural declines in production from the wells currently connected to its systems and to increase system throughput volume. New natural gas supplies are obtained for all of PVR’s systems by contracting for production from new wells, connecting new wells drilled on dedicated acreage and by contracting for natural gas that has been released from competitors’ systems.

Revenues, profitability and the future rate of growth of the natural gas midstream segment are highly dependent on market demand and prevailing natural gas liquid (“NGL”) and natural gas prices. Historically, changes in the prices of most NGL products have generally correlated with changes in the price of crude oil. NGL and natural gas prices have been subject to significant volatility in recent years in response to changes in the supply and demand for NGL products and natural gas market uncertainty.

Current Performance

Operating income for the three months ended March 31, 2007 was $21.6 million, compared with $18.2 million for the three months ended March 31, 2006. The PVR coal segment contributed $17.9 million, or 83%, to operating income, and the PVR natural gas midstream segment contributed $4.4 million, or 21%. Corporate and other functions resulted in approximately $0.8 million of operating expenses. For the three months ended March 31, 2007, we had a 51% interest in PVR’s net income, including incentive distribution rights. The following table presents a summary of certain financial information relating to our segments:

	Coal	Natural Gas Midstream	Other	Consolidated
	(in thousands)
For the Three Months Ended March 31, 2007:
Revenues	$28,484	$95,716	$—	$124,200
Cost of midstream gas purchased	—	79,731	—	79,731
Operating costs and expenses	5,094	6,902	762	12,758
Depreciation, depletion and amortization	5,490	4,643	—	10,133

Operating income	$17,900	$4,440	$(762)	$21,578

For the Three Months Ended March 31, 2006:
Revenues	$25,328	$109,836	$—	$135,164
Cost of midstream gas purchased	—	98,651	—	98,651
Operating costs and expenses	3,509	5,937	—	9,446
Depreciation, depletion and amortization	4,752	4,069	—	8,821

Operating income	$17,067	$1,179	$—	$18,246

PVR Coal Segment

In the three months ended March 31, 2007, coal royalty revenues increased 11%, or $2.6 million, over the same time period in 2006 due to acquisitions and an increase in production by our lessees. Tons produced by PVR’s lessees increased from 7.7 million tons in the three months ended March 31, 2006 to 8.3 million tons in the same period of 2007, and PVR’s average gross royalties per ton increased from $2.90 in the three months ended March 31, 2006 to $3.02 in the same period in 2007. Generally, as coal prices change, PVR’s average royalties per ton also change because the majority of PVR’s lessees pay royalties based on the gross sales prices of the coal mined. Most of PVR’s coal is sold by PVR’s lessees under contracts with a duration of one year or more; therefore, changes to PVR’s average royalties occur as its lessees’ contracts are renegotiated. The coal reserves in West Virginia that PVR acquired in May 2006 resulted in $1.5 million of coal royalty revenues in the three months ended March 31, 2007.

Coal services revenues increased to $1.6 million in the three months ended March 31, 2007 from $1.4 million in the same period of 2006. This increase was due primarily to the completed construction of a coal service facility in Knott County, Kentucky, which began operations in October 2006. This facility contributed $0.4 million to coal services revenues in the three months ended March 31, 2007. PVR believes that these types of fee-based infrastructure assets provide good investment and cash flow opportunities, and PVR continues to look for additional investments of this type, as well as other primarily fee-based assets.

The following table summarizes coal production and coal royalty revenues by property:

	Coal Production		Coal Royalty Revenues
	Three Months Ended March 31		Three Months Ended March 31
Property	2007	2006	2007	2006
	(tons in thousands)		(in thousands)
Central Appalachia	4,957	4,398	$18,910	$16,667
Northern Appalachia	1,370	1,283	2,103	1,868
Illinois Basin	619	717	1,307	1,401
San Juan Basin	1,338	1,322	2,680	2,486

Total	8,284	7,720	$25,000	$22,422

PVR Natural Gas Midstream Segment

The gross processing margin for our natural gas midstream operations increased from $10.5 million in the three months ended March 31, 2006 to $15.6 million in the three months ended March 31, 2007. This increase was due primarily to a stronger pricing environment for the first quarter of 2007 compared to the first quarter of 2006 with higher fractional spreads for the period. System throughput volumes at PVR’s gas processing plants and gathering systems were 177 MMcfd in the three months ended March 31, 2007, an increase of 19 MMcfd for the three months ended March 31, 2006 primarily due to higher average daily system throughput volumes resulting from the pipeline acquisition completed in the second quarter of 2006 and successful drilling of local producers. PVR’s midstream business generates revenues primarily from gas purchase and processing contracts with natural gas producers and from fees charged for gathering natural gas volumes and providing other related services. During the three months ended March 31, 2007, the natural gas midstream business generated a majority of its gross margin from contractual arrangements under which its margin is exposed to increases and decreases in the price of natural gas and NGLs. As part of its risk management strategy, PVR uses derivative financial instruments to economically hedge NGLs sold and natural gas purchased. See the tables in Note 4 in the Notes to Condensed Consolidated Financial Statements for the effects of PVR’s derivative program on gross processing margin.

PVR’s natural gas midstream assets are primarily located in the Mid-Continent area of Oklahoma and the panhandle of Texas. The following table sets forth information regarding PVR’s natural gas midstream assets as of March 31, 2007:

					Three Months Ended March 31, 2007
Asset	Type	Approximate Length (Miles)	Approximate Wells Connected	Current Processing Capacity (Mmcfd)	Average System Throughput (Mmcfd)		Utilization of Processing Capacity (%)
Beaver/Perryton System	Gathering pipelines and processing facility	1,377	934	100	136	(1)	100.0%
Crescent System	Gathering pipelines and processing facility	1,679	888	40	19		47.5%
Hamlin System	Gathering pipelines and processing facility	497	231	20	9		45.0%
Arkoma System	Gathering pipelines	78	78	—	13	(2)

		3,631	2,131	160	177

(1)	Includes gas processed at other systems connected to the Beaver/Perryton System via the pipeline acquired in June 2006.

(2)	Gathering only volumes.

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

Derivative Activities

PVR historically has entered into derivative financial instruments that would qualify for hedge accounting under Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities. Hedge accounting affects the timing of revenue recognition and cost of midstream gas purchased in PVR’s condensed consolidated statements of income, as a majority of the gain or loss from a contract qualifying as a cash flow hedge is deferred until the hedged transaction settles. Because during the first quarter of 2006 PVR’s natural gas derivatives and a large portion of PVR’s NGL derivatives no longer qualified for hedge accounting and to increase clarity in its condensed consolidated financial statements, PVR elected to discontinue hedge accounting prospectively for its remaining and future commodity derivatives beginning May 1, 2006. Consequently, from that date forward, PVR began recognizing mark-to-market gains and losses in earnings currently, rather than deferring such amounts in accumulated other comprehensive income (partners’ capital). Because PVR no longer uses hedge accounting for its commodity derivatives, it could experience significant changes in the estimate of derivative gain or loss recognized in revenues and cost of midstream gas purchased due to swings in the value of these contracts. These fluctuations could be significant in a volatile pricing environment.

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

Goodwill

Under SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets, goodwill recorded in connection with a business combination is not amortized, but tested for impairment at least annually. Accordingly, we do not amortize goodwill. We test goodwill for impairment during the fourth quarter of each fiscal year.

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

Liquidity and Capital Resources

We rely exclusively on distributions from PVR to fund any cash requirements for our operations. PVR generally satisfies its working capital requirements and funds its capital expenditures and debt service obligations from cash generated from its operations and borrowings under its revolving credit facility. PVR believes that the cash generated from PVR’s operations and its borrowing capacity will be sufficient to meet its working capital requirements, anticipated capital expenditures (other than major capital improvements or acquisitions), scheduled debt payments and distribution payments. PVR’s ability to satisfy its obligations and planned expenditures will depend upon PVR’s future operating performance, which will be affected by, among other things, prevailing economic conditions in the coal industry and the natural gas midstream market, some of which are beyond PVR’s control.

Summarized cash flow statements for the three months ended March 31, 2007 and 2006, consolidating our segments, are set forth below (in thousands):

For the Three Months Ended March 31, 2007	Coal	Natural Gas Midstream	Other	Consolidated
Cash flows from operating activities:
Net income contribution	$14,453	$1,980	$(8,713)	$7,720
Adjustments to reconcile net income to net cashprovided by operating activities (summarized)	5,421	6,062	7,976	19,459
Net change in operating assets and liabilities	(6,767)	2,369	(154)	(4,552)

Net cash provided by (used in) operating activities	$13,107	$10,411	$(891)	22,627

Net cash used in investing activities	$(1,293)	$(6,005)	$—	(7,298)

Net cash used in financing activities				(7,482)

Net increase in cash and cash equivalents				$7,847

For the Three Months Ended March 31, 2006	Coal	Natural Gas Midstream	Other	Consolidated
Cash flows from operating activities:
Net income contribution	$13,088	$(4,748)	$(4,889)	$3,451
Adjustments to reconcile net income to net cash provided by operating activities (summarized)	4,613	7,019	5,198	16,830
Net change in operating assets and liabilities	(654)	(5,999)	(1,355)	(8,008)

Net cash provided by (used in) operating activities	$17,047	$(3,728)	$(1,046)	12,273

Net cash used in investing activities	$(6,170)	$(2,395)	$—	(8,565)

Net cash used in financing activities				(17,748)

Net decrease in cash and cash equivalents				$(14,040)

Cash Flows

Cash provided by operating activities increased $10.3 million, or 84%, to $22.6 million for the three months ended March 31, 2007 from $12.3 million for the same period in 2006. The overall increase in cash provided by operating activities for the three months ended March 31, 2007 compared to the same period in 2006 was primarily attributable to increased coal royalty revenues and an overall increase in working capital.

Capital expenditures for the three months ended March 31, 2007 and 2006 were as follows:

	Three Months Ended March 31,
	2007	2006
	(in thousands)
Coal
Acquisitions	$339	$2,689
Expansion capital expenditures	85	2,186
Other property and equipment expenditures	39	57

Total	463	4,932

Natural gas midstream
Expansion capital expenditures	5,677	1,963
Other property and equipment expenditures	1,907	598

Total	7,584	2,561

Total capital expenditures	$8,047	$7,493

Cash flows from operations funded our capital expenditures for the three months ended March 31, 2007 and 2006. PVR’s distributions to partners increased to $21.0 million in the three months ended March 31, 2007 from $15.5 million in the three months ended March 31, 2006 because PVR increased the quarterly unit distribution to $0.40 per unit from $0.35 per unit.

Long-Term Debt

As of March 31, 2007, we had no outstanding borrowings other than the borrowings of PVR discussed below, which are included in our condensed consolidated financial statements.

As of March 31, 2007, PVR had outstanding borrowings of $223.1 million, consisting of $153.2 million borrowed under its revolving credit facility and $69.9 million of senior unsecured notes (the “Notes”). The current portion of the Notes as of March 31, 2007 was $11.8 million.

PVR Revolving Credit Facility. As of March 31, 2007, PVR had $153.2 million outstanding under its $300 million unsecured revolving credit facility (the “Revolver”) that matures in December 2011. The Revolver is available to PVR for general purposes, including working capital, capital expenditures and acquisitions, and includes a $10 million sublimit for the issuance of letters of credit. PVR had outstanding letters of credit of $1.6 million as of March 31, 2007. In the three months ended March 31, 2007, PVR incurred commitment fees of $0.1 million on the unused portion of the Revolver. PVR has a one-time option to expand the Revolver by $150 million upon receipt by the credit facility’s administrative agent of commitments from one or more lenders. The interest rate under the Revolver fluctuates based on PVR’s ratio of total indebtedness to EBITDA. Interest is payable at a base rate plus an applicable margin of up to 0.75% if PVR selects the base rate borrowing option under the Revolver or at a rate derived from the London Inter Bank Offering Rate (“LIBOR”) plus an applicable margin ranging from 0.75% to 1.75% if PVR selects the LIBOR-based borrowing option.

The financial covenants under the Revolver require PVR to maintain specified levels of debt to consolidated EBITDA and consolidated EBITDA to interest. The financial covenants restricted PVR’s borrowing capacity under the Revolver to $273.8 million as of March 31, 2007. At the current $300 million limit on the Revolver, and given the outstanding balance of $153.2 million, net of $1.6 million of letters of credit, PVR could borrow up to $145.2 million without exercising its one-time option to expand the Revolver. In order to utilize the full extent of the $273.8 million borrowing capacity, PVR would need to exercise its one-time option to expand the Revolver by $150 million. The Revolver prohibits PVR from making distributions to its partners if any potential default, or event of default, as defined in the Revolver, occurs or would result from the distributions. In addition, the Revolver contains various covenants that limit, among other things, PVR’s ability to incur indebtedness, grant liens, make certain loans, acquisitions and investments, make any material change to the nature of its business, acquire another company or enter into a merger or sale of assets, including the sale or transfer of interests in its subsidiaries. As of March 31, 2007, PVR was in compliance with all of its covenants under the Revolver.

PVR Senior Unsecured Notes. As of March 31, 2007, PVR owed $69.9 million under the Notes. The Notes bear interest at a fixed rate of 6.02% and mature in March 2013, with semi-annual principal and interest payments. The Notes are equal in right of payment with all of PVR’s other unsecured indebtedness, including the Revolver. The Notes require PVR to obtain an annual confirmation of its credit rating, with a 1.00% increase in the interest rate payable on the Notes in the event its credit rating falls below investment grade. In March 2007, PVR’s investment grade credit rating was confirmed by Dominion Bond Rating Services. The Notes contain various covenants similar to those contained in the Revolver. As of March 31, 2007, PVR was in compliance with all of its covenants under the Notes.

PVR Interest Rate Swap. In September 2005, PVR entered into interest rate swap agreements (“the Revolver Swaps”) with notional amounts totaling $60 million to establish fixed rates on the LIBOR-based portion of the outstanding balance of the Revolver until March 2010. PVR pays a weighted average fixed rate of 4.22% on the notional amount plus the applicable margin, and the counterparties pay a variable rate equal to the three-month LIBOR. Settlements on the Revolver Swaps are recorded as interest expense. The Revolver Swaps were designated as cash flow hedges. Accordingly, the effective portion of the change in the fair value of the swap transactions is recorded each period in other comprehensive income. The ineffective portion of the change in fair value, if any, is recorded to current period earnings in interest expense. After considering the applicable margin of 0.75% in effect as of March 31, 2007, the total interest rate on the $60 million portion of Revolver borrowings covered by the Revolver Swaps was 4.97% at March 31, 2007.

Future Capital Needs and Commitments

Currently, PVG has no capital requirements. In the future, we may decide to facilitate PVR acquisitions by providing additional debt or equity to PVR.

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

PVR anticipates making capital expenditures, excluding acquisitions, in 2007 of approximately $3.6 million to $4.7 million for coal services projects and other property and equipment and approximately $50 million to $54 million for natural gas midstream projects. PVR intends to fund these capital expenditures with a combination of cash flows provided by operating activities and borrowings under the Revolver, under which PVR had $145.2 million of borrowing capacity as of March 31, 2007. PVR believes that it will continue to have adequate liquidity to fund future recurring operating and investing activities. Short-term cash requirements, such as operating expenses and quarterly distributions to PVR’s general partner and unitholders, are expected to be funded through operating cash flows. Funding sources for future acquisitions are dependent on the size of any such acquisitions and are expected to be provided by a combination of cash flows provided by operating activities and borrowings, and potentially with the proceeds from the issuance of additional equity.

Results of Operations

The following table sets forth a summary of certain financial data for the periods indicated:

Selected Financial Data—Consolidated

	Three Months Ended March 31,
	2007	2006
	(in thousands, except per unit data)
Revenues	$124,200	$135,164
Expenses	$102,622	$116,918

Operating income	$21,578	$18,246
Net income	$7,720	$3,451
Net income per limited partner unit, basic and diluted	$0.20	$0.11
Cash flows provided by operating activities	$22,627	$12,273

The increase in net income in the three months ended March 31, 2007 compared to the same period in 2006 was primarily attributable to a $3.3 million increase in operating income and a $3.5 million decrease in derivative losses. Operating income increased in the three months ended March 31, 2007 primarily due to a stronger pricing environment and higher system throughput volumes in the natural gas midstream segment, as well as increased coal royalty revenues resulting from higher average royalty per ton and production from PVR’s lessees.

PVR Coal Segment

The following table sets forth a summary of certain financial and other data for PVR’s coal segment and the percentage change for the periods indicated:

	Three Months Ended March 31,		% Change
Financial Highlights	2007	2006
	(in thousands, except as noted)
Revenues
Coal royalties	$25,000	$22,422	11%
Coal services	1,601	1,426	12%
Other	1,883	1,480	27%

Total revenues	28,484	25,328	12%

Expenses
Operating	2,155	969	122%
Taxes other than income	323	310	4%
General and administrative	2,616	2,230	17%
Depreciation, depletion and amortization	5,490	4,752	16%

Total expenses	10,584	8,261	28%

Operating income	$17,900	$17,067	5%

Operating Statistics
Royalty coal tons produced by lessees (tons in thousands)	8,284	7,720	7%
Average royalty per ton ($/ton)	$3.02	$2.90	4%

Revenues. Coal royalty revenues increased to $25.0 million for the three months ended March 31, 2007 from $22.4 million for the same period in 2006, or 11%, due to acquisitions and increased production by PVR’s lessees. Tons produced by PVR’s lessees increased from 7.7 million tons in the three months ended March 31, 2006 to 8.3 million tons in the same period of 2007, and PVR’s average gross royalties per ton increased from $2.90 in the three months ended March 31, 2006 to $3.02 for the same period in 2007. The increase in the average royalty per ton was primarily due to a greater percentage of coal being produced from certain price-sensitive leases and, for most of 2007, stronger market conditions for coal resulting in higher prices. Generally, as coal prices change, PVR’s average royalties per ton also change because the majority of PVR’s lessees pay royalties based on the gross sales prices of the coal mined. Most of PVR’s coal is sold by its lessees under contracts with a duration of one year or more; therefore, changes to PVR’s average royalties occur as its lessees’ contracts are renegotiated. The coal reserves in West Virginia that PVR acquired in May 2006 resulted in $1.5 million of coal royalty revenues in the three months ended March 31, 2007.

Coal services revenues increased to $1.6 million for the three months ended March 31, 2007 from $1.4 million for the same period in 2006, or 12%, primarily due to the completed construction of a coal service facility in Knott County, Kentucky, which began operations in October 2006. This facility contributed $0.4 million to coal service revenue in the three months ended March 31, 2007. PVR believes these types of fee-based infrastructure assets provide good investment and cash flow opportunities, and PVR continues to look for additional investments of this type, as well as other primarily fee-based assets.

Expenses. Operating expenses increased to $2.2 million for the three months ended March 31, 2007 from $1.0 million for the same period in 2006, or 122%, due to production on PVR’s subleased Central Appalachian property acquired in May 2006. Fluctuations in production on subleased properties have a direct impact on royalty expense. General and administrative expenses increased by 17% to $2.6 million due to increased payroll costs and professional fees related to evaluating acquisition opportunities. Depreciation, depletion and amortization expense increased by 16% to $5.5 million due to the increase in production and a higher depletion rate on recently acquired reserves.

PVR Natural Gas Midstream Segment

The following table sets forth a summary of certain financial and other data for PVR’s natural gas midstream segment and the percentage change for the periods indicated:

	Three Months Ended March 31,		% Change
Financial Highlights	2007	2006
	(in thousands)
Revenues
Residue gas	$59,680	$78,530	(24%)
Natural gas liquids	31,988	28,037	14%
Condensate	2,916	2,272	28%
Gathering and transportation fees	734	342	115%

Total natural gas midstream revenues	95,318	109,181	(13%)
Producer Services	398	655	(39%)

Total revenues	95,716	109,836	(13%)

Expenses
Cost of gas purchased	79,731	98,651	(19%)
Operating	3,359	2,509	34%
Taxes other than income	520	388	34%
General and administrative	3,023	3,040	(1%)
Depreciation and amortization	4,643	4,069	14%

Total operating expenses	91,276	108,657	(16%)

Operating income	$4,440	$1,179	277%

Operating Statistics
Throughput volumes (MMcf)	15,900	14,200	12%
Midstream processing margin	$15,587	$10,530	48%

Revenues. Revenues included residue gas sold from processing plants after NGLs were removed, NGLs sold after being removed from system throughput volumes received, condensate collected and sold, gathering and other fees primarily from natural gas volumes connected to our gas processing plants and the purchase and resale of natural gas not connected to our gathering systems and processing plants. The decrease in natural gas midstream revenues was primarily a result of a decrease in prices for NGLs and condensate.

Expenses. Operating costs and expenses primarily consisted of the cost of gas purchased and also included operating expenses, taxes other than income, general and administrative expenses and depreciation and amortization. The decrease in expenses was primarily due to a decrease in cost of gas purchased, which was partially offset by an increase in operating expenses.

Cost of gas purchased consisted of amounts payable to third-party producers for natural gas purchased under percentage of proceeds and keep-whole contracts. Cost of gas purchased was lower primarily due to a decrease in prices for NGLs and condensate, which lowered the cost of gas purchased. Included in cost of gas purchased for the three months ended March 31, 2006 was a $4.6 million non-cash charge to reserve for amounts related to balances assumed as part of the Cantera Acquisition. The following table shows a summary of the effects of derivative activities on midstream processing margin:

	Three Months Ended March 31,
	2007	2006
	(in thousands)
Midstream processing margin, as reported	$15,587	$10,530
Derivatives (gains) losses included in midstream processing margin	843	(261)

Midstream processing margin before impact of derivatives	16,430	10,269
Cash settlements on derivatives	(2,072)	(2,922)

Midstream processing margin, adjusted for derivatives	$14,358	$7,347

Other

General and Administrative Expense. We had general and administrative expenses other than from the coal and midstream segments of $0.8 million for the three months ended March 31, 2007, consisting primarily of salaries and other professional services attributable to our overhead functions.

Interest Expense. Interest expense decreased by $0.6 million from $4.1 for the three months ended March 31, 2006 to $3.5 for the same period in 2007. This decrease was primarily due to making a $114.6 million principal payment on the Revolver in December 2006.

Derivatives. Derivative losses were $2.6 million and $6.1 million for the three months ended March 31, 2007 and 2006 for settlements and mark-to-market adjustments.

Minority Interest. Minority interest represents PVR’s net income allocated to the public. For the three months ended March 31, 2007 and 2006, minority interest reduced our consolidated income from operations by $8.0 million and $4.9 million. The increase in minority interest was due primarily to the increase in PVR’s net income from $8.4 million in the three months ended March 31, 2006 to $16.4 million in the same period of 2007. This increase was partially offset by a decrease in the percentage of PVR’s net income allocable to the public as a result of increased incentive distribution rights paid to us and PVR’s sale of Class B units to us in December 2006.

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

As of March 31, 2007, PVR’s environmental liabilities included $1.6 million, which represents its best estimate of the liabilities as of those dates related to its coal and natural gas midstream businesses. PVR has reclamation bonding requirements with respect to certain unleased and inactive properties. Given the uncertainty of when the reclamation area will meet regulatory standards, a change in this estimate could occur in the future.

To dispose of mining overburden generated by their surface mining activities, PVR’s lessees need to obtain government approvals, including Federal Clean Water Act (“CWA”) Section 404 permits to construct valley fills and sediment control ponds. Two CWA Section 404 permits issued to Alex Energy, Inc. (“Alex Energy”), one of PVR’s surface coal mine lessees in West Virginia, were recently challenged in a lawsuit, Ohio Valley Environmental Coalition (“OVEC”) v. United States Army Corps of Engineers. On March 23, 2007, the U.S. District Court for the Southern District of West Virginia rescinded and remanded the permit authorizing several valley fills and sediment ponds that may be constructed at the Republic No. 2 Mine and enjoined Alex Energy from taking any further actions under this permit. The district court has yet to rule on whether the other CWA Section 404 permit for the construction of valley fills and associated sediment ponds at the Republic No. 1 Mine was also invalidly issued. Although portions of the Republic No. 2 Mine continue to operate based on a limited stay of the district court’s order pending appeal, construction of valley fills at other portions of the Republic No. 2 Mine are enjoined pending a final outcome of this litigation. While PVR is still reviewing the district court’s ruling, its lessees may not be able to obtain or may experience delays in securing additional CWA Section 404 permits for surface mining operations. Unless the OVEC decision is overturned or further limited in subsequent proceedings, the ruling and its collateral consequences could ultimately have an adverse effect on PVR’s coal royalty revenues.

Recent Accounting Pronouncements

See Note 2 in the Notes to Condensed Consolidated Financial Statements for a description of recent accounting pronouncements.

Forward-Looking Statements

Certain statements contained herein that are not descriptions of historical facts are “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended ( the “Exchange Act”). Because such statements include risks, uncertainties and contingencies, actual results may differ materially from those expressed or implied by such forward-looking statements. These risks, uncertainties and contingencies include, but are not limited to, the following:

•	PVR’s ability to generate sufficient cash from its midstream and coal businesses to pay the minimum quarterly distribution to its general partner and PVR’s unitholders;

•	energy prices generally and specifically, the price of natural gas and the price of NGLs;

•	the relationship between natural gas and NGL prices;

•	the price of coal and its comparison to the price of natural gas and oil;

•	the volatility of commodity prices for coal, natural gas and NGLs;

•	the projected demand for coal, natural gas and NGLs;

•	the projected supply of coal, natural gas and NGLs;

•	PVR’s ability to successfully manage PVR’s relatively new natural gas midstream business;

•	PVR’s ability to acquire new coal reserves or midstream assets on satisfactory terms;

•	the price for which coal reserves can be acquired;

•	PVR’s ability to continually find and contract for new sources of natural gas supply;

•	PVR’s ability to retain existing or acquire new midstream customers;

•	PVR’s ability to lease new and existing coal reserves;

•	the ability of PVR’s lessees to produce sufficient quantities of coal on an economic basis from PVR’s reserves;

•	the ability of PVR’s lessees to obtain favorable contracts for coal produced from our reserves;

•	competition among producers in the coal industry generally and among natural gas midstream companies;

•	PVR’s exposure to the credit risk of its coal lessees and midstream customers;

•	the extent to which the amount and quality of PVR’s actual production differ from its estimated recoverable proved coal reserves;

•	hazards or operating risks incidental to midstream operations;

•	unanticipated geological problems;

•	the dependence of PVR’s midstream business on having connections to third party pipelines;

•	the availability of required materials and equipment;

•	the occurrence of unusual weather or operating conditions including force majeure events;

•	the failure of PVR’s infrastructure and PVR’s lessees’ mining equipment or processes to operate in accordance with specifications or expectations;

•	delays in anticipated start-up dates of PVR’s lessees’ mining operations and related coal infrastructure projects;

•	environmental risks affecting the mining of coal reserves and the production, gathering and processing of natural gas;

•	the timing of receipt of necessary governmental permits by PVR’s lessees;

•	the risks associated with having or not having price risk management programs;

•	labor relations and costs;

•	accidents;

•

changes in governmental regulation or enforcement practices, especially with respect to environmental, health and safety matters, including with respect to emissions levels applicable to coal-burning power generators;

•	uncertainties relating to the outcome of current and future litigation regarding mine permitting;

•	risks and uncertainties relating to general domestic and international economic (including inflation and interest rates) and political conditions (including the impact of potential terrorist attacks);

•	the experience and financial condition of PVR’s lessees, including their ability to satisfy their royalty, environmental, reclamation and other obligations to PVR and others;

•	PVR’s ability to expand its midstream business by constructing new gathering systems, pipelines and processing facilities on an economic basis and in a timely manner;

•	coal handling joint venture operations;

•	changes in financial market conditions; and

•	other risks set forth in Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2006.

Additional information concerning these and other factors can be found in our press releases and public periodic filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended December 31, 2006. Many of the factors that will determine our future results are beyond the ability of management to control or predict. Readers should not place undue reliance on forward-looking statements, which reflect management’s views only as of the date hereof. We undertake no obligation to revise or update any forward-looking statements, or to make any other forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3	Quantitative and Qualitative Disclosures about Market Risk

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

For the three months ended March 31, 2007, PVR reported a net $2.6 million derivative loss for settlements and mark-to-market adjustments. Because during the first quarter of 2006 PVR’s natural gas derivatives and a large portion of PVR’s NGL derivatives no longer qualified for hedge accounting and to increase clarity in its condensed consolidated financial statements, PVR elected to discontinue hedge accounting prospectively for its remaining and future commodity derivatives beginning May 1, 2006. Consequently, from that date forward, PVR began recognizing mark-to-market gains and losses in earnings currently, rather than deferring such amounts in accumulated other comprehensive income (partners’ capital). The net mark-to-market loss on PVR’s outstanding derivatives at April 30, 2006, which was included in accumulated other comprehensive income, will be reported in future earnings through 2008 as the original hedged transactions settle. The discontinuation of hedge accounting will have no impact on PVR’s reported cash flows, although future results of operations will be affected by the potential volatility of mark-to-market gains and losses which fluctuate with changes in NGL, oil and gas prices. See the discussion and tables in Note 4 in the Notes to Condensed Consolidated Financial Statements for a description of PVR’s derivative program. The following table lists PVR’s open mark-to-market derivative agreements and their fair values as of March 31, 2007:

	Average Volume Per Day		Weighted Average Price		Estimated Fair Value (in thousands)
Ethane Swaps	(in gallons	)	(per gallon	)
Second Quarter 2007 through Fourth Quarter 2007	34,440		$0.5050		$(1,489)
First Quarter 2008 through Fourth Quarter 2008	34,440		$0.4700		(1,950)
Propane Swaps	(in gallons	)	(per gallon	)
Second Quarter 2007 through Fourth Quarter 2007	26,040		$0.7550		(2,395)
First Quarter 2008 through Fourth Quarter 2008	26,040		$0.7175		(3,054)
Natural Gasoline Swaps	(in gallons	)	(per gallon	)
Second Quarter 2007 through Fourth Quarter 2007	23,520		$1.2650		(2,040)
Crude Oil Swaps	(in barrels	)	(per barrel	)
Second Quarter 2007 through Fourth Quarter 2007	560		$50.80		(2,706)
First Quarter 2008 through Fourth Quarter 2008	560		$49.27		(3,966)
Crude Oil Swaps (purchase)	(in barrels	)	(per barrel	)
Second Quarter 2007 through Fourth Quarter 2007	560		$57.12		1,755
Natural Gas Swaps (purchase)	(in MMbtu	)	(per MMbtu	)
Second Quarter 2007 through Fourth Quarter 2008	4,000		$6.97		3,754
March 2007 settlements paid in April 2007					(630)

Natural gas midstream segment commodity derivatives - net liability					$(12,721)

Subsequent to March 31, 2007, PVR entered into five commodity derivative agreements. Four of the derivative agreements are costless collar contracts utilized to mitigate commodity price exposure related to PVR’s percent-of-proceeds contracts. The following table summarizes the terms of these positions:

	Volume Per Day		Floor Price		Ceiling Price
	(in gallons)		(per gallon)		(per gallon)
Ethane Costless Collar
May 2007 through December 2007	5,000		$0.6100		$0.7125
Propane Costless Collar
May 2007 through December 2007	9,000		$1.0300		$1.1640
Natural Gasoline Costless Collar
May 2007 through December 2007	6,300		$1.4800		$1.6465
Crude Oil Costless Collar	(in barrels	)	(per barrel	)	(per barrel	)
May 2007 through December 2007	400		$65.00		$75.25

The fifth commodity derivative agreement entered into subsequent to March 31, 2007 is a swap derivative contract utilized to mitigate frac spread exposure related to PVR’s wellhead purchase contracts. This derivative contract consists of an agreement to sell natural gas liquids forward at a predetermined swap price and to purchase an equivalent volume of natural gas forward on an MMBtu basis. The following table summarizes the terms of the contract:

Frac Spread Swap

June 2007 through December 2007

	Volume Per Day		Swap Price
	(in gallons)		(per gallon)
Ethane	36,719		$0.7150
Propane	27,029		$1.1600
Isobutane	3,825		$1.3725
Normal Butane	9,095		$1.3425
Natural Gasoline	8,330		$1.6300
	(in mmbtus	)	(per mmbtu	)
Natural Gas (1)	7,128		$7.8850

(1)	Priced at Northern Natural Gas Co. Demarcation Index.

Interest Rate Risk

As of March 31, 2007, PVR had $153.2 million of outstanding indebtedness under the Revolver, which carries a variable interest rate throughout its term. PVR entered into the Revolver Swaps in September 2005 to effectively convert the interest rate on $60 million of the amount outstanding under the Revolver from a LIBOR-based floating rate to a weighted average fixed rate of 4.22% plus the applicable margin. The Revolver Swaps are accounted for as cash flow hedges in accordance with SFAS No. 133. A 1% increase in short-term interest rates on the floating rate debt outstanding under the Revolver (net of amounts fixed through hedging transactions) at March 31, 2007 would cost PVR approximately $0.9 million in additional interest expense.

Item 4	Controls and Procedures

(a) Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we performed an evaluation of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of March 31, 2007. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported accurately and on a timely basis. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of March 31, 2007, such disclosure controls and procedures were effective.

(b) Changes in Internal Control Over Financial Reporting

No changes were made in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Items 1, 1A, 2, 3, 4 and 5 are not applicable and have been omitted.

Item 6	Exhibits

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PENN VIRGINIA GP HOLDINGS, L.P.

By: PVG GP, LLC

Date: May 8, 2007	By:	/s/ Frank A. Pici
Frank A. Pici
Vice President and Chief Financial Officer

Date: May 8, 2007	By:	/s/ Forrest W. McNair
Forrest W. McNair
Vice President and Controller