Form 10-Q
period 2007-09-30
Penn Virginia GP Holdings, L.P.
filed 2007-11-01
CIK 1366292

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

or

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

As of November 1, 2007, 39,074,500 common units representing limited partner interests of the registrant were outstanding.

PENN VIRGINIA GP HOLDINGS, L.P. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1	Financial Statements

PENN VIRGINIA GP HOLDINGS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME – unaudited

(in thousands, except per unit data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenues
Natural gas midstream	$100,370	$100,809	$310,095	$305,340
Coal royalties	24,426	26,612	73,455	73,288
Coal services	1,955	1,515	5,648	4,345
Other	3,453	2,558	9,350	7,148

Total revenues	130,204	131,494	398,548	390,121

Expenses
Cost of midstream gas purchased	76,192	80,272	251,000	254,615
Operating	5,224	6,378	16,235	13,950
Taxes other than income	666	483	2,116	1,619
General and administrative	5,980	4,599	18,686	15,003
Depreciation, depletion and amortization	10,645	9,864	30,600	27,501

Total expenses	98,707	101,596	318,637	312,688

Operating income	31,497	29,898	79,911	77,433

Other income (expense)
Interest expense	(4,678)	(5,276)	(11,842)	(13,759)
Interest income and other	426	331	1,245	902
Derivatives	(10,730)	6,386	(20,927)	(11,676)

Income from operations before minority interest	16,515	31,339	48,387	52,900
Minority interest	(7,637)	(18,539)	(23,488)	(31,187)

Net income	$8,878	$12,800	$24,899	$21,713

Basic and diluted net income per limited partner unit	$0.23	$0.40	$0.64	$0.68

Weighted average number of units outstanding, basic and diluted	39,075	32,125	39,070	32,125

The accompanying notes are an integral part of these condensed consolidated financial statements.

PENN VIRGINIA GP HOLDINGS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30, 2007	December 31, 2006
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$13,965	$13,687
Accounts receivable	67,484	66,987
Derivative assets	1,231	449
Other current assets	2,349	2,587

Total current assets	85,029	83,710

Property, plant and equipment	826,808	665,135
Accumulated depreciation, depletion and amortization	(135,997)	(108,622)

Net property, plant and equipment	690,811	556,513

Derivative assets	802	2,455
Other long-term assets	82,864	73,591

Total assets	$859,506	$716,269

Liabilities and Partners’ Capital
Current liabilities
Accounts payable and accrued liabilities	$57,071	$63,340
Current portion of long-term debt	12,554	10,832
Deferred income	5,761	6,999
Derivative liabilities	22,115	6,996

Total current liabilities	97,501	88,167

Deferred income	3,649	6,592
Other liabilities	3,582	3,339
Derivative liabilities	3,457	6,618
Long-term debt of PVR	351,618	207,214

Minority interests in PVR	170,559	330,148

Partners’ capital	229,140	74,191

Total liabilities and partners’ capital	$859,506	$716,269

The accompanying notes are an integral part of these condensed consolidated financial statements.

PENN VIRGINIA GP HOLDINGS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – unaudited

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Cash flows from operating activities
Net income	$8,878	$12,800	$24,899	$21,713
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	10,645	9,864	30,600	27,501
Commodity derivative contracts:
Total derivative losses	12,034	(5,561)	24,359	12,951
Cash settlements on derivatives	(4,702)	(7,344)	(8,963)	(15,405)
Non-cash interest expense	165	191	494	573
Minority interest	7,637	18,539	23,488	31,187
Equity earnings, net of distributions received	(255)	(425)	(1,133)	1,603
Other	—	428	(198)	1,156
Changes in operating assets and liabilities	(5,366)	(6,462)	(8,338)	(10,803)

Net cash provided by operating activities	29,036	22,030	85,208	70,476

Cash flows from investing activities
Acquisitions	(93,423)	(199)	(145,879)	(81,586)
Additions to property, plant and equipment	(10,781)	(11,572)	(29,655)	(26,893)
Other	—	30	197	33

Net cash used in investing activities	(104,204)	(11,741)	(175,337)	(108,446)

Cash flows from financing activities
Distributions to partners	(22,079)	(15,512)	(56,453)	(44,435)
Proceeds from borrowings, net	89,000	10,000	146,000	71,500
Proceeds from issuance of common units	—	—	860	—

Net cash provided by (used in) financing activities	66,921	(5,512)	90,407	27,065

Net increase (decrease) in cash and cash equivalents	(8,247)	4,777	278	(10,905)
Cash and cash equivalents – beginning of period	22,212	7,468	13,687	23,150

Cash and cash equivalents – end of period	$13,965	$12,245	$13,965	$12,245

Supplemental disclosure:
Cash paid for interest	$6,642	$5,621	$13,545	$14,484

The accompanying notes are an integral part of these condensed consolidated financial statements.

PENN VIRGINIA GP HOLDINGS, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – unaudited

September 30, 2007

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

Our general partner is an indirect wholly-owned subsidiary of Penn Virginia Corporation (“Penn Virginia”). Penn Virginia and its subsidiaries own an approximately 82% limited partner interest in us. We own 100% of Penn Virginia Resource GP, LLC, a Delaware limited liability company and the general partner of PVR. PVR is a Delaware limited partnership formed by Penn Virginia in July 2001 primarily to engage in the business of managing coal properties in the United States. PVR currently conducts operations in two business segments: 1) coal and natural resource management and 2) natural gas midstream. PVR completed its initial public offering (the “PVR IPO”) in October 2001. Effective with the closing of the PVR IPO, Penn Virginia, through its wholly-owned subsidiaries, received common and subordinated units of PVR and a 2% general partner interest in PVR.

We completed our initial public offering in December 2006, selling approximately 18% of our outstanding common units to the public and using the proceeds from the offering to purchase 416,444 newly issued common units and 4,045,311 newly issued Class B units from PVR. As of September 30, 2007, we owned approximately 44% of PVR, consisting of a 2% general partner interest and an approximately 42% limited partner interest. As part of our ownership of PVR’s general partner, we also own the rights, referred to as “incentive distribution rights,” to receive an increasing percentage of PVR’s quarterly distributions of available cash from operating surplus after certain levels of cash distributions have been achieved.

The PVR coal and natural resource management segment primarily involves the management and leasing of coal properties and the subsequent collection of royalties. PVR also earns revenues from providing fee-based coal preparation and transportation services to its lessees, which enhance their production levels and generate additional coal royalties revenues, and from industrial third party coal end-users by owning and operating coal handling facilities through PVR’s joint venture with Massey Energy Company. In addition, PVR earns revenues from oil and gas royalty interests it owns, from coal transportation, or wheelage, rights and from the sale of standing timber on its properties.

The PVR natural gas midstream segment is engaged in providing gas processing, gathering and other related natural gas services. PVR owns and operates natural gas midstream assets located in Oklahoma and the panhandle of Texas. PVR’s natural gas midstream business derives revenues primarily from gas processing contracts with natural gas producers and from fees charged for gathering natural gas volumes and providing other related services. PVR also owns a natural gas marketing business, which aggregates third-party volumes and sells those volumes into intrastate pipeline systems and at market hubs accessed by various interstate pipelines.

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

Our condensed consolidated financial statements include the accounts of the Partnership, all of its wholly-owned subsidiaries and PVR, of which we indirectly owned the sole 2% general partner interest and an approximately 42% limited partner interest as of September 30, 2007. Penn Virginia Resource GP, LLC, our wholly-owned subsidiary, serves as PVR’s general partner and controls PVR. Intercompany balances and transactions have been eliminated in consolidation. Our condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and Securities and Exchange Commission regulations. These statements involve the use of estimates and judgments where appropriate. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of our condensed consolidated financial statements have been included. Our condensed consolidated financial statements should be read in conjunction with our consolidated financial statements and footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2006. Operating results for the three months and nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. Certain reclassifications have been made to conform to the current period’s presentation.

New Accounting Standards

In September 2006, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements, a standard that provides enhanced guidance for using fair value to measure assets and liabilities. SFAS No. 157 also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. SFAS No. 157 does not expand the use of fair value in any new circumstances. SFAS No. 157 establishes a fair value hierarchy that prioritizes the information used to develop fair value assumptions. SFAS No. 157 is effective for fiscal years and interim periods beginning after November 15, 2007. We are currently assessing the impact on our condensed consolidated financial statements of adopting SFAS No. 157 effective January 1, 2008.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115, which provides companies with an option to report selected financial assets and liabilities at fair value. The objective of SFAS No. 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. We are currently assessing the impact on our condensed consolidated financial statements of adopting SFAS No. 159 effective January 1, 2008.

3.	Acquisitions

In June 2007, PVR acquired fee ownership of approximately nine million tons of coal reserves. The reserves are located on approximately 1,700 acres in Jackson County, Illinois. The purchase price was $9.9 million in cash and was funded with long-term debt under PVR’s revolving credit facility. The acquisition has been recorded as a component of property, plant and equipment.

In June 2007, PVR acquired a combination of fee ownership and lease rights to approximately 51 million tons of coal reserves, along with a preparation plant and coal handling facilities. This property is located on approximately 17,000 acres in Webster and Hopkins Counties, Kentucky. The purchase price was $42.0 million in cash and was funded with long-term debt under PVR’s revolving credit facility. The acquisition has been recorded as a component of property, plant and equipment and other long-term assets. Approximately $30.0 million of the purchase price was allocated to the coal reserves, approximately $11.5 million was allocated to other long-term assets and approximately $0.5 million was allocated to plant property.

In September 2007, PVR acquired fee ownership of approximately 62,000 acres of forestland in Barbour, Randolph, Tucker and Upshur Counties, West Virginia. The purchase price was $93.1 million in cash and was funded with long-term debt under PVR’s revolving credit facility. The acquisition has been recorded as a component of property, plant and equipment.

4.	Gain on Sale of Subsidiary Units

We accounted for the PVR IPO and each subsequent PVR equity issuance as a sale of a minority interest. For each PVR equity issuance, we calculated a gain under SEC Staff Accounting Bulletin No. 51 (or Topic 5-H), Accounting for Sales of Stock by a Subsidiary (“SAB 51”). Because the PVR common units had preference over the PVR subordinated units with respect to distributions, the gain was not recognized at the time of each PVR equity issuance. This gain was to be recognized in partners’ capital when all of the subordinated units converted to common units. By November 2006, all of the subordinated units had converted to common units. However, because the issuance of the PVR Class B units, which were subordinate to the PVR common units with respect to distributions, was contemplated at the time the final PVR subordinated units converted to PVR common units in November 2006, we did not recognize the SAB 51 gain at the time. After the conversion of the Class B units to common units on a one-for-one basis in May 2007, PVR no longer had any form of junior securities outstanding. Accordingly, we recognized a $150.5 million gain in partners’ capital related to PVR equity issuances from the time of the PVR IPO in October 2001 to May 2007. SAB 51 gains will be recognized with respect to future PVR equity issuances at the time of the equity issuances as long PVR does not have any junior securities outstanding and is not contemplating the issuance of junior securities.

5.	Derivative Instruments

PVR Natural Gas Midstream Segment Commodity Derivatives

PVR utilizes swap derivative contracts and costless collars to hedge against the variability in cash flows associated with forecasted natural gas midstream revenues and cost of midstream gas purchased. While the use of derivative instruments limits the risk of adverse price movements, their use also may limit future revenues or cost savings from favorable price movements.

With respect to a swap contract, the counterparty is required to make a payment to PVR if the settlement price for any settlement period is less than the swap price for such contract, and PVR is required to make a payment to the counterparty if the settlement price for any settlement period is greater than the swap price for such contract. With respect to a costless collar contract, the counterparty is required to make a payment to PVR if the settlement price for any settlement period is below the floor (put) price for such contract. PVR is required to make payment to the counterparty if the settlement price for any settlement period is above the ceiling (call) price for such contract. Neither party is required to make a payment to the other party if the settlement price for any settlement period is equal to or greater than the floor price and equal to or less than the ceiling price for such contract.

The fair values of PVR’s derivative agreements are determined based on forward price quotes for the respective commodities as of September 30, 2007. The following table sets forth PVR’s positions as of September 30, 2007 for commodities related to natural gas midstream revenues (ethane, propane, natural gasoline and crude oil) and cost of midstream gas purchased (natural gas and crude oil):

	Average Volume Per Day		Weighted Average Price		Weighted Average Price Collars		Estimated Fair Value
					Put	Call
							(in thousands)
Ethane Swaps	(in gallons	)	(per gallon	)
Fourth quarter 2007	34,440		$0.5050				$(1,240)
First quarter 2008 through fourth quarter 2008	34,440		$0.4700				(3,299)

Propane Swaps	(in gallons	)	(per gallon	)
Fourth quarter 2007	26,040		$0.7550				(1,384)
First quarter 2008 through fourth quarter 2008	26,040		$0.7175				(4,592)

Crude Oil Swaps	(in barrels	)	(per barrel	)
Fourth quarter 2007	560		$50.80				(1,502)
First quarter 2008 through fourth quarter 2008	560		$49.27				(5,355)

Natural Gas Swaps (Purchase)	(in MMbtu	)	(per MMbtu	)
Fourth quarter 2007 through fourth quarter 2008	4,000		$6.97				1,405

Natural Gasoline Swap/Crude Oil Swap (purchase)	(in gallons / in barrels	)	(per gallon / per barrel	)
Fourth quarter 2007	23,520 / 560		1.265 / 57.12				33

Ethane Collar	(in gallons	)			(per gallon)
Fourth quarter 2007	5,000				$0.6100	$0.7125	(88)

Propane Collar	(in gallons	)			(per gallon)
Fourth quarter 2007	9,000				$1.0300	$1.1640	(148)

Natural Gasoline Collar	(in gallons	)			(per gallon)
Fourth quarter 2007 through fourth quarter 2008	6,300				$1.4800	$1.6465	(366)

Crude Oil Collar	(in barrels	)			(per barrel)
First quarter 2008 through fourth quarter 2008	400				$65.00	$75.25	(600)

Frac Spread	(in MMbtu	)	(per MMbtu	)
Fourth quarter 2007	7,128		$4.55				(2,601)
First quarter 2008 through fourth quarter 2008	4,193		$4.30				(1,933)

Settlements to be paid in subsequent period							(2,428)

Natural gas midstream segment commodity derivatives—net liability							$(24,098)

At September 30, 2007, PVR reported (i) a net derivative liability related to the natural gas midstream segment of $24.1 million and (ii) a loss in accumulated other comprehensive income of $6.6 million related to derivatives in the natural gas midstream segment for which PVR discontinued hedge accounting in 2006. The $6.6 million loss will be recorded in earnings through the end of 2008 as the hedged transactions settle. The following table summarizes the effects of commodity derivative activities on our condensed consolidated statements of income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(in thousands)		(in thousands)
Income statement caption:
Natural gas midstream revenues	$(2,077)	$(2,724)	$(6,413)	$(7,456)
Cost of midstream gas purchased	773	1,899	2,981	6,181
Derivatives	(10,730)	6,386	(20,927)	(11,676)

Increase (decrease) in net income	$(12,034)	$5,561	$(24,359)	$(12,951)

Realized and unrealized derivative impact:
Cash paid for derivative settlements	$(4,702)	$(7,344)	$(8,963)	$(15,405)
Unrealized derivative gain (loss)	(7,332)	12,905	(15,396)	2,454

Increase (decrease) in net income	$(12,034)	$5,561	$(24,359)	$(12,951)

Interest Rate Swaps

In September 2005, PVR entered into interest rate swap agreements (the “PVR Revolver Swaps”) to establish fixed rates on $60 million of the portion of the outstanding balance on its revolving credit facility that is based on the London Inter Bank Offering Rate (“LIBOR”) until March 2010. PVR pays a weighted average fixed rate of 4.22% on the notional amount plus the applicable margin, and the counterparties pay a variable rate equal to the three-month LIBOR. Settlements on the PVR Revolver Swaps are recorded as interest expense. The PVR Revolver Swaps were designated as cash flow hedges. Accordingly, the effective portion of the change in the fair value of the swap transactions is recorded each period in other comprehensive income. The ineffective portion of the change in fair value, if any, is recorded to current period earnings as interest expense. PVR reported (i) a derivative asset of approximately $0.6 million at September 30, 2007 and (ii) a gain in accumulated other comprehensive income of $0.6 million at September 30, 2007 related to the PVR Revolver Swaps. In connection with periodic settlements, we recognized $0.5 million in net hedging gains in interest expense for the nine months ended September 30, 2007.

6.	Cash Distributions

We paid a pro rata quarterly distribution of $0.07 per unit in February 2007, and we paid quarterly distributions of $0.26 per unit in May 2007 and $0.28 per unit in August 2007. In October 2007, we announced a $0.30 per unit distribution for the three months ended September 30, 2007, or $1.20 per unit on an annualized basis. The distribution will be paid on November 19, 2007 to unitholders of record at the close of business on November 5, 2007.

7.	Related Party Transactions

General and Administrative

Penn Virginia charges us for certain corporate administrative expenses which are allocable to us and our subsidiaries. When allocating general corporate expenses, consideration is given to property and equipment, payroll and general corporate overhead. Any direct costs are paid by us. Total corporate administrative expenses charged to us totaled $6.0 million and $4.6 million in the three months ended September 30, 2007 and 2006 and $18.7 million and $15.0 million in the nine months ended September 30, 2007 and 2006. These costs are reflected in general and administrative expenses in our condensed consolidated statements of income. At least annually, our management performs an analysis of general corporate expenses based on time allocations of shared employees and other pertinent factors. Based on this analysis, our management believes that the allocation methodologies used are reasonable.

Accounts Payable—Affiliate

Amounts payable to related parties totaled $2.5 million as of September 30, 2007. This balance consists primarily of amounts due to Penn Virginia for general and administrative expenses incurred on our behalf and is included in accounts payable on our condensed consolidated balance sheets.

Marketing Revenues

Connect Energy Services, LLC, a wholly-owned subsidiary of PVR, earned $0.4 million and $1.4 million in fees for marketing a portion of Penn Virginia Oil & Gas, L.P.’s natural gas production during the three months and nine months ended September 30, 2007. The marketing agreement was effective September 1, 2006. Penn Virginia Oil & Gas, L.P. is a wholly-owned subsidiary of Penn Virginia. Marketing revenues are included in other revenues on our condensed consolidated statements of income.

8.	PVR Long-Term Incentive Plan

PVR recognized compensation expense related to the granting of common units and deferred common units and the vesting of restricted units granted under the long-term incentive plan of PVR’s general partner to employees of Penn Virginia who perform services for PVR. For the three months ended September 30, 2007 and 2006, we recognized a total of $0.7 million and $0.6 million of compensation expense related to the PVR long-term incentive plan. For the nine months ended September 30, 2007 and 2006, we recognized a total of $1.8 million and $1.6 million of compensation expense related to the PVR long-term incentive plan.

During the nine months ended September 30, 2007, 85,233 PVR restricted units with a weighted average grant date fair value of $26.85 per unit were granted to employees of Penn Virginia who perform services for PVR. During the same period, 42,582 PVR restricted units with a weighted average grant date fair value of $27.56 per unit vested. PVR restricted units granted in 2007 vest over a three-year period, with one-third vesting in each year. We recognize compensation expense on a straight-line basis over the vesting period.

9.	Comprehensive Income

Comprehensive income represents certain changes in partners’ capital during the reporting period, including net income and charges directly to partners’ capital which are excluded from net income. For the three months and nine months ended September 30, 2007 and 2006, the components of comprehensive income were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(in thousands)		(in thousands)
Net income	$8,878	$12,800	$24,899	$21,713
Unrealized holding losses on derivative activities	(917)	(1,059)	(346)	(5,844)
Reclassification adjustment for derivative activities	1,129	645	2,913	1,409

Comprehensive income	$9,090	$12,386	$27,466	$17,278

10.	Commitments and Contingencies

Legal

We are involved, from time to time, in various legal proceedings arising in the ordinary course of business. While the ultimate results of these proceedings cannot be predicted with certainty, our management believes that these claims will not have a material effect on our financial position, liquidity or operations.

Environmental Compliance

PVR’s operations and those of its lessees are subject to environmental laws and regulations adopted by various governmental authorities in the jurisdictions in which these operations are conducted. The terms of PVR’s coal property leases impose liability for all environmental and reclamation liabilities arising under those laws and regulations on the relevant lessees. The lessees are bonded and have indemnified PVR against any and all future environmental liabilities. PVR regularly visits its coal properties under lease to monitor lessee compliance with environmental laws and regulations and to review mining activities. PVR’s management believes that its operations and those of its lessees comply with existing laws and regulations and does not expect any material impact on its financial condition or results of operations.

As of September 30, 2007, PVR’s environmental liabilities included $1.5 million, which represents PVR’s best estimate of its liabilities as of that date related to its coal and natural resource management and natural gas midstream businesses. PVR has reclamation bonding requirements with respect to certain unleased and inactive properties. Given the uncertainty of when a reclamation area will meet regulatory standards, a change in this estimate could occur in the future.

Mine Health and Safety Laws

There are numerous mine health and safety laws and regulations applicable to the coal mining industry. However, since PVR does not operate any coal mines and does not employ any coal miners, PVR is not subject to such laws and regulations. Accordingly, we have not accrued any related liabilities.

11.	Segment Information

Segment information has been prepared in accordance with SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information. Under SFAS No. 131, operating segments are defined as components of an enterprise about which separate financial information is available and is evaluated regularly by the chief operating decision maker, or decision-making group, in assessing performance. Our chief operating decision-making group consists of our Chief Executive Officer and other senior officers. This group routinely reviews and makes operating and resource allocation decisions among our coal and natural resource management operations and our natural gas midstream operations. Accordingly, our reportable segments are as follows:

•

PVR Coal and Natural Resource Management—management and leasing of coal properties and subsequent collection of royalties; other land management activities such as selling standing timber and real estate rentals; leasing of fee-based coal-related infrastructure facilities to certain lessees and end-user industrial plants; and collection of oil and gas royalties.

•	PVR Natural Gas Midstream—natural gas processing, natural gas gathering and other related services.

The following table presents a summary of certain financial information relating to our segments:

	Coal and Natural Resource Management	Natural Gas Midstream	Other	Consolidated
	(in thousands)
For the Three Months Ended September 30, 2007:
Revenues	$28,416	$101,788	$—	$130,204
Cost of midstream gas purchased	—	76,192	—	76,192
Operating costs and expenses	4,871	6,725	274	11,870
Depreciation, depletion and amortization	5,833	4,812	—	10,645

Operating income	$17,712	$14,059	$(274)	31,497

Interest expense				(4,678)
Other				426
Derivatives				(10,730)
Minority interest				(7,637)

Net income				$8,878

Total assets	$561,169	$287,769	$10,568	$859,506

Additions to property and equipment	$93,449	$10,755	$—	$104,204

For the Three Months Ended September 30, 2006:
Revenues	$29,890	$101,604	$—	$131,494
Cost of midstream gas purchased	—	80,272	—	80,272
Operating costs and expenses	5,591	5,869	—	11,460
Depreciation, depletion and amortization	5,551	4,313	—	9,864

Operating income	$18,748	$11,150	$—	29,898

Interest expense				(5,276)
Other				331
Derivatives				6,386
Minority interest				(18,539)

Net income				$12,800

Total assets	$418,201	$287,041	$—	$705,242

Additions to property and equipment	$5,735	$6,036	$—	$11,771

	Coal and Natural Resources Management	Natural Gas Midstream	Other	Consolidated
	(in thousands)
For the Nine Months Ended September 30, 2007:
Revenues	$85,310	$313,238	$—	$398,548
Cost of midstream gas purchased	—	251,000	—	251,000
Operating costs and expenses	15,489	19,966	1,582	37,037
Depreciation, depletion and amortization	16,643	13,957	—	30,600

Operating income	$53,178	$28,315	$(1,582)	79,911

Interest expense				(11,842)
Other				1,245
Derivatives				(20,927)
Minority interest				(23,488)

Net income				$24,899

Total assets	$561,169	$287,769	$10,568	$859,506

Additions to property and equipment	$146,915	$28,619	$—	$175,534

For the Nine Months Ended September 30, 2006:
Revenues	$83,115	$307,006	$—	$390,121
Cost of midstream gas purchased		254,615	—	254,615
Operating costs and expenses	12,922	17,650	—	30,572
Depreciation, depletion and amortization	15,050	12,451	—	27,501

Operating income	$55,143	$22,290	$—	77,433

Interest expense				(13,759)
Other				902
Derivatives				(11,676)
Minority interest				(31,187)

Net income				$21,713

Total assets	$418,201	$287,041	$—	$705,242

Additions to property and equipment	$80,902	$27,577	$—	$108,479

12.	Subsequent Events

On October 12, 2007, PVR purchased oil and gas royalty interests from Penn Virginia for $31.0 million. The royalty interests are associated with leases of property in Harlan and Letcher Counties, Kentucky and Lee, Scott and Wise Counties, Virginia and with estimated proved reserves of approximately 8.7 billion cubic feet of natural gas equivalent (Bcfe) at January 1, 2007. PVR funded the acquisition using its revolving credit facility.

In October 2007, we announced a $0.30 per unit distribution for the three months ended September 30, 2007, or $1.20 per unit on an annualized basis. The distribution will be paid on November 19, 2007 to unitholders of record at the close of business on November 5, 2007.

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

Since 2001, PVR has increased its quarterly cash distribution from $0.25 per unit ($1.00 on an annualized basis) to $0.43 per unit ($1.72 on an annualized basis), which was the distribution declared in October 2007. These increased cash distributions by PVR have placed us at the third and maximum target cash distribution level as described above. As a consequence, any increase in cash distribution level from PVR will allow us to share at the 48% level and the cash distributions we receive from PVR with respect to our indirect ownership of the incentive distribution rights will increase more rapidly than those with respect to our ownership of the general partner interest and limited partner interests. Because we are at the maximum target cash distribution level on the incentive distribution rights, future growth in distributions we receive from PVR will not result from an increase in the target cash distribution level associated with the incentive distribution rights.

Financial Presentation

We reflect our ownership interest in PVR on a consolidated basis, which means that our financial results are combined with PVR’s financial results and the results of our other subsidiaries. The 47% limited partner interest in PVR that we do not own, after the effect of incentive distribution rights, is reflected as a minority interest in our condensed consolidated statements of income. We have no separate operating activities apart from those conducted by PVR, and our cash flows currently consist of distributions from PVR on the partnership interests, including the incentive distribution rights that we own. Accordingly, the discussion and analysis of our financial position and results of operations in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” reflects the operating activities and results of operations of PVR. The historical results of our operations do not reflect the incremental expenses we expect to incur as a result of being a publicly traded limited partnership.

Overview of PVR’s Business

PVR is a publicly traded Delaware limited partnership formed by Penn Virginia in 2001 that is principally engaged in the management of coal and natural resource properties and the gathering and processing of natural gas in the United States. Both in its current limited partnership form and in its previous corporate form, PVR has managed coal properties since 1882. PVR currently conducts operations in two business segments: 1) coal and natural resource management and 2) natural gas midstream. We consolidate PVR’s results into our financial statements. For the nine months ended September 30, 2007, we had an approximately 53% interest in PVR’s net income, including incentive distribution rights. Operating income was $79.9 million in the nine months ended September 30, 2007, compared to $77.4 million in the nine months ended September 30, 2006. In the nine months ended September 30, 2007, the PVR coal and natural resource management segment contributed $53.2 million, or 67%, to operating income, and the PVR natural gas midstream segment contributed $28.3 million, or 35%. Corporate and other functions resulted in $1.6 million of operating expenses. The following table presents a summary of certain financial information relating to our segments:

	Coal and Natural Resource Management	Natural Gas Midstream	Other	Consolidated
	(in thousands)
For the Nine Months Ended September 30, 2007:
Revenues	$85,310	$313,238	$—	$398,548
Cost of midstream gas purchased	—	251,000	—	251,000
Operating costs and expenses	15,489	19,966	1,582	37,037
Depreciation, depletion and amortization	16,643	13,957	—	30,600

Operating income	$53,178	$28,315	$(1,582)	$79,911

For the Nine Months Ended September 30, 2006:
Revenues	$83,115	$307,006	$—	$390,121
Cost of midstream gas purchased	—	254,615	—	254,615
Operating costs and expenses	12,922	17,650	—	30,572
Depreciation, depletion and amortization	15,050	12,451	—	27,501

Operating income	$55,143	$22,290	$—	$77,433

PVR Coal and Natural Resource Management Segment

As of December 31, 2006, PVR owned or controlled approximately 765 million tons of proven and probable coal reserves in Central and Northern Appalachia, the San Juan Basin and the Illinois Basin. PVR enters into long-term leases with experienced, third-party mine operators providing them the right to mine its coal reserves in exchange for royalty payments. PVR actively works with its lessees to develop efficient methods to exploit its reserves and to maximize production from its properties. PVR does not operate any coal mines. In the nine months ended September 30, 2007, PVR’s lessees produced 25.2 million tons of coal from its properties and paid PVR coal royalties revenues of $73.5 million, for an average gross coal royalty per ton of $2.92. Approximately 80% and 83% of PVR’s coal royalties revenues in the nine months ended September 30, 2007 and 2006 were derived from coal mined on PVR properties under leases containing royalty rates based on the higher of a fixed base price or a percentage of the gross sales price. The balance of its coal royalties revenues for the respective periods was derived from coal mined on PVR properties under leases containing fixed royalty rates that escalate annually.

Coal royalties are impacted by several factors that PVR generally cannot control. The number of tons mined annually is determined by an operator’s mining efficiency, labor availability, geologic conditions, access to capital, ability to market coal and ability to arrange reliable transportation to the end-user. New legislation or regulations have or may be adopted which may have a significant impact on the mining operations of PVR’s lessees or their customers’ ability to use coal and which may require PVR’s lessees or its lessee’s customers to change operations significantly or incur substantial costs. Fluctuations in production on subleased properties have a direct impact on coal royalties expense. To a lesser extent coal prices also impact coal royalties revenues. Generally, as coal prices change, PVR’s average royalty per ton also changes because the majority of its lessees pay royalties based on the gross sales prices of the coal mined. Most of PVR’s coal is sold by its lessees under contracts with a duration of one year or more; therefore, changes to the average royalty occurs as PVR’s lessees’ contracts are renegotiated.

PVR also earns revenues from providing fee-based coal preparation and transportation services to its lessees, which enhance their production levels and generate additional coal royalties revenues, and from industrial third party coal end-users by owning and operating coal handling facilities through its joint venture with Massey Energy Company. In addition, PVR earns revenues from oil and gas royalty interests it owns, from coal transportation, or wheelage, rights and from the sale of standing timber on its properties.

PVR’s management continues to focus on acquisitions that increase and diversify its sources of cash flow. During the nine months ended September 30, 2007, PVR acquired 60 million tons of coal reserves in two coal reserve acquisitions with an aggregate purchase price of approximately $52 million. In addition, in September 2007, PVR acquired approximately 62,000 acres of forestland in West Virginia for a purchase price of approximately $93 million to expand its existing timber business. For a more detailed discussion of PVR’s acquisitions, see “—Acquisitions and Investments.”

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

In the nine months ended September 30, 2007, system throughput volumes at PVR’s gas processing plants and gathering systems, including gathering-only volumes, were 50.8 billion cubic feet, or 186 MMcfd, and three of PVR’s natural gas midstream customers accounted for 53% of PVR’s natural gas midstream revenues.

Revenues, profitability and the future rate of growth of the PVR natural gas midstream segment are highly dependent on market demand and prevailing natural gas liquid (“NGL”) and natural gas prices. Historically, changes in the prices of most NGL products have generally correlated with changes in the price of crude oil. NGL and natural gas prices have been subject to significant volatility in recent years in response to changes in the supply and demand for NGL products and natural gas market uncertainty.

PVR continually seeks new supplies of natural gas to both offset the natural declines in production from the wells currently connected to its systems and to increase system throughput volumes. New natural gas supplies are obtained for all of its systems by contracting for production from new wells, connecting new wells drilled on dedicated acreage and by contracting for natural gas that has been released from competitors’ systems. During 2007, PVR has expended $21.7 million on expansion projects to allow it to capitalize on such opportunities. The expansion projects include two natural gas processing facilities with a combined 140 MMcfd of inlet gas capacity.

Acquisitions and Investments

In June 2007, PVR acquired fee ownership of approximately nine million tons of coal reserves. The reserves are located on approximately 1,700 acres in Jackson County, Illinois. The purchase price was $9.9 million in cash and was funded with long-term debt under PVR’s revolving credit facility. The acquisition has been recorded as a component of property, plant and equipment.

In June 2007, PVR acquired a combination of fee ownership and lease rights to approximately 51 million tons of coal reserves, along with a preparation plant and coal handling facilities. This property is located on approximately 17,000 acres in Webster and Hopkins Counties, Kentucky. The purchase price was $42.0 million in cash and was funded with long-term debt under PVR’s revolving credit facility. The acquisition has been recorded as a component of property, plant and equipment and other long-term assets. Approximately $30.0 million of the purchase price was allocated to the coal reserves, approximately $11.5 million was allocated to other long-term assets and approximately $0.5 million was allocated to plant property.

In September 2007, PVR acquired fee ownership of approximately 62,000 acres of forestland in Barbour, Randolph, Tucker and Upshur Counties, West Virginia. The purchase price was $93.1 million in cash and was funded with long-term debt under PVR’s revolving credit facility. The acquisition has been recorded as a component of property, plant and equipment.

Liquidity and Capital Resources

We rely exclusively on distributions from PVR to fund any cash requirements for our operations. PVR generally satisfies its working capital requirements and funds its capital expenditures and debt service obligations from cash generated from its operations and borrowings under its revolving credit facility. PVR believes that the cash generated from its operations and its borrowing capacity will be sufficient to meet its working capital requirements, anticipated capital expenditures (other than major capital improvements or acquisitions), scheduled debt payments and distribution payments. PVR’s ability to satisfy its obligations and planned expenditures will depend upon PVR’s future operating performance, which will be affected by, among other things, prevailing economic conditions in the coal industry and the natural gas midstream market, some of which are beyond PVR’s control.

Cash Flows

Except where noted, the following discussion of cash flows and capital expenditures relates to our consolidated results.

The following table summarizes our cash flow statements for the nine months ended September 30, 2007 and 2006, consolidating our segments:

	Coal and Natural Resource Management	Natural Gas Midstream	Other	Consolidated
	(in thousands)
For the Nine Months Ended September 30, 2007
Cash flows from operating activities:
Net income (loss) contribution	$41,615	$8,040	$(24,756)	$24,899
Adjustments to reconcile net income to net cash provided by operating activities	15,806	29,551	23,290	68,647
Net change in operating assets and liabilities	631	(9,307)	338	(8,338)

Net cash provided by (used in) operating activities	$58,052	$28,284	$(1,128)	85,208

Net cash used in investing activities	$(146,718)	$(28,619)	$—	(175,337)

Net cash provided by financing activities				90,407

Net increase in cash and cash equivalents				$278

	Coal and Natural Resource Management	Natural Gas Midstream	Other	Consolidated
	(in thousands)
For the Nine Months Ended September 30, 2006
Cash flows from operating activities:
Net income (loss) contribution	$41,693	$11,207	$(31,187)	$21,713
Adjustments to reconcile net income to net cash provided by operating activities	17,226	9,997	32,343	59,566
Net change in operating assets and liabilities	(7,337)	2,638	(6,104)	(10,803)

Net cash provided by (used in) operating activities	$51,582	$23,842	$(4,948)	70,476

Net cash used in investing activities	$(80,899)	$(27,547)	$—	(108,446)

Net cash provided by financing activities				27,065

Net decrease in cash and cash equivalents				$(10,905)

Cash provided by operating activities increased by $14.7 million, or 21%, from $70.5 million in the nine months ended September 30, 2006 to $85.2 million in the same period in 2007. The overall increase in cash provided by operating activities was primarily attributable to an increase in PVR’s coal and natural resource management cash flows and, to a lesser extent, an increase in natural gas midstream processing cash flows.

During the nine months ended September 30, 2007, PVR made aggregate capital expenditures of $175.2 million primarily for coal reserve acquisitions, a forestland acquisition and natural gas midstream gathering system expansion projects. During the nine months ended September 30, 2006, PVR made aggregate capital expenditures of $108.4 million primarily for coal reserve acquisitions and the acquisition of pipeline and compression facilities. Capital expenditures comprise the primary portion of cash used in investing activities. The following table sets forth capital expenditures by segment made during the periods indicated:

	Nine Months Ended September 30,
	2007	2006
	(in thousands)
Coal and natural resource management
Acquisitions	$145,878	$66,580
Expansion capital expenditures	85	13,833
Other property and equipment expenditures	79	69

Total	146,042	80,482

Natural gas midstream
Acquisitions	—	14,626
Expansion capital expenditures	21,738	5,926
Other property and equipment expenditures	7,370	7,317

Total	29,108	27,869

Total capital expenditures	$175,150	$108,351

PVR funded capital expenditures in the nine months ended September 30, 2007 and 2006 with cash provided by operating activities and borrowings under PVR’s revolving credit facility. Borrowings, net of repayments, under PVR’s revolving credit facility funded $146.0 million and $71.5 million of the capital expenditures in the nine months ended September 30, 2007 and 2006, while cash provided by operating activities funded $29.2 million and $36.9 million of the capital expenditures in the nine months ended September 30, 2007 and 2006. PVR’s distributions to partners increased to $65.9 million in the nine months ended September 30, 2007 from $48.0 million in the nine months ended September 30, 2006 because PVR increased the quarterly unit distribution from $0.35 per unit to $0.42 per unit.

PVR borrowed $146.0 million, net of repayments, under its revolving credit facility in the nine months ended September 30, 2007, compared to borrowings, net of repayments, of $71.5 million in the nine months ended September 30, 2006. Funds from the borrowings were primarily used for capital expenditures.

Long-Term Debt

As of September 30, 2007, we had no outstanding borrowings other than the borrowings of PVR discussed below, which are included in our condensed consolidated financial statements.

As of September 30, 2007, PVR had outstanding borrowings of $364.2 million, consisting of $300.2 million borrowed under its revolving credit facility and $64.0 million of senior unsecured notes (the “Notes”). The current portion of the Notes as of September 30, 2007 was $12.6 million.

PVR Revolving Credit Facility. As of September 30, 2007, PVR had $300.2 million outstanding under its $450 million unsecured revolving credit facility (the “PVR Revolver”) that matures in December 2011. The PVR Revolver is available to PVR for general purposes, including working capital, capital expenditures and acquisitions, and includes a $10 million sublimit for the issuance of letters of credit. PVR had outstanding letters of credit of $1.6 million as of September 30, 2007. At the current $450 million limit on the PVR Revolver, and given PVR’s outstanding balance of $300.2 million, net of $1.6 million of letters of credit, PVR could borrow up to $148.2 million. In the nine months ended September 30, 2007, PVR incurred commitment fees of $0.5 million on the unused portion of the PVR Revolver. On September 7, 2007, PVR increased the commitments under the Revolver from $300 million to $450 million. The interest rate under the PVR Revolver fluctuates based on the ratio of PVR’s total indebtedness-to-EBITDA. Interest is payable at a base rate plus an applicable margin of up to 0.75% if PVR selects the base rate borrowing option under the PVR Revolver or at a rate derived from the London Inter Bank Offering Rate (“LIBOR”) plus an applicable margin ranging from 0.75% to 1.75% if PVR selects the LIBOR-based borrowing option. The weighted average interest rate on borrowings outstanding under the PVR Revolver during the nine months ended September 30, 2007 was 5.9%.

The financial covenants under the PVR Revolver require PVR not to exceed specified debt-to-consolidated EBITDA and consolidated EBITDA-to-interest expense ratios. The PVR Revolver prohibits PVR from making distributions to its partners if any potential default, or event of default, as defined in the PVR Revolver, occurs or would result from the distributions. In addition, the PVR Revolver contains various covenants that limit, among other things, PVR’s ability to incur indebtedness, grant liens, make certain loans, acquisitions and investments, make any material change to the nature of its business, acquire another company or enter into a merger or sale of assets, including the sale or transfer of interests in PVR’s subsidiaries. As of September 30, 2007, PVR was in compliance with all of its covenants under the PVR Revolver.

PVR Senior Unsecured Notes. As of September 30, 2007, PVR owed $64.0 million under the Notes. The Notes bear interest at a fixed rate of 6.02% and mature in March 2013, with semi-annual principal and interest payments. The Notes are equal in right of payment with all of PVR’s other unsecured indebtedness, including the PVR Revolver. The Notes require PVR to obtain an annual confirmation of its credit rating, with a 1.00% increase in the interest rate payable on the Notes in the event that PVR’s credit rating falls below investment grade. In March 2007, PVR’s investment grade credit rating was confirmed by Dominion Bond Rating Services. The Notes contain various covenants similar to those contained in the PVR Revolver. As of September 30, 2007, PVR was in compliance with all of its covenants under the Notes.

PVR Interest Rate Swaps. In September 2005, PVR entered into interest rate swap agreements (the “PVR Revolver Swaps”) with notional amounts totaling $60 million to establish fixed rates on the LIBOR-based portion of the outstanding balance of the PVR Revolver until March 2010. PVR pays a weighted average fixed rate of 4.22% on the notional amount plus the applicable margin, and the counterparties pay a variable rate equal to the three-month LIBOR. Settlements on the PVR Revolver Swaps are recorded as interest expense. The PVR Revolver Swaps were designated as cash flow hedges. Accordingly, the effective portion of the change in the fair value of the swap transactions is recorded each period in other comprehensive income. The ineffective portion of the change in fair value, if any, is recorded to current period earnings in interest expense. After considering the applicable margin of 1.00% in effect as September 30, 2007, the total interest rate on the $60 million portion of PVR Revolver borrowings covered by the PVR Revolver Swaps was 5.22% at September 30, 2007.

Future Capital Needs and Commitments

Currently, PVG has no capital requirements. In the future, we may decide to facilitate PVR acquisitions by providing additional debt or equity to PVR.

Part of PVR’s strategy is to make acquisitions and other capital expenditures which increase cash available for distribution to its unitholders. PVR’s ability to make these acquisitions in the future will depend in part on the availability of debt financing and on its ability to periodically use equity financing through the issuance of new common units, which will depend on various factors, including prevailing market conditions, interest rates and its financial condition and credit rating at the time. Including property acquisitions completed to date, PVR anticipates making capital expenditures in 2007 of $175.5 million to $185.7 million for coal reserve acquisitions, forestland acquisitions, oil and gas royalty acquisitions, coal services projects and other property and equipment and $50.0 million to $53.0 million for natural gas midstream system expansion projects and maintenance capital expenditures. PVR intends to fund these capital expenditures with a combination of cash flows provided by operating activities and borrowings under the PVR Revolver. PVR makes quarterly cash distributions of its available cash, generally defined as all of its cash and cash equivalents on hand at the end of each quarter less cash reserves. PVR believes that it will continue to have adequate liquidity to fund future recurring operating and investing activities. Short-term cash requirements, such as operating expenses and quarterly distributions to PVR’s general partner and unitholders, are expected to be funded through operating cash flows. Long-term cash requirements for asset acquisitions are expected to be funded by several sources, including cash flows from operating activities, borrowings under credit facilities and the issuance of additional equity and debt securities.

Results of Operations

Selected Financial Data—Consolidated

The following table sets forth a summary of certain consolidated financial data for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(in thousands, except per unit data)		(in thousands, except per unit data)
Revenues	$130,204	$131,494	$398,548	$390,121
Expenses	98,707	101,596	318,637	312,688

Operating income	$31,497	$29,898	$79,911	$77,433

Net income	$8,878	$12,800	$24,899	$21,713
Net income per limited partner unit, basic and diluted	$0.23	$0.40	$0.64	$0.68
Cash flows provided by operating activities	$29,036	$22,030	$85,208	$70,476

Operating income increased in the three months ended September 30, 2007 compared to the same period in 2006 primarily due to a $3.6 million increase in natural gas midstream gross processing margin, a $0.4 million increase in coal services revenues and a $1.2 million decrease in operating expenses, partially offset by a $2.2 million decrease in coal royalties revenue and a $1.4 million increase in general and administrative expenses. Operating income increased in the nine months ended September 30, 2007 compared to the same period in 2006 primarily due to an $8.3 million increase in natural gas midstream gross processing margin and a $1.3 million increase in coal services revenues, partially offset by a $2.3 million increase in operating expenses and a $3.7 million increase in general and administrative expense.

Net income decreased in the three months ended September 30, 2007 compared to the same period in 2006 primarily due to a $17.1 million increase in derivative losses, partially offset by the $1.6 million increase in operating income and a $0.6 million decrease in interest expense. Net income increased in the nine months ended September 30, 2007 compared to the same period in 2006 primarily due to the $2.5 million increase in operating income, a $1.9 million decrease in interest expense and a $7.7 million decrease in minority interest, partially offset by a $9.3 million increase in derivative losses.

The assets, liabilities and earnings of PVR are fully consolidated in our financial statements, with the public unitholders’ interest (47%, after the effect of incentive distribution rights, as of September 30, 2007) reflected as minority interest in our condensed consolidated financial statements.

PVR Coal and Natural Resource Management Segment

Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006

The following table sets forth a summary of certain financial and other data for the PVR coal and natural resource management segment and the percentage change for the periods indicated:

	Three Months Ended September 30,		% Change
	2007	2006
	(in thousands, except as noted)
Financial Highlights

Revenues
Coal royalties	$24,426	$26,612	(8)%
Coal services	1,955	1,515	29%
Other	2,035	1,763	15%

Total revenues	28,416	29,890	(5)%

Expenses
Coal royalties expense	979	2,893	(66)%
Other operating	1,020	447	128%
Taxes other than income	242	154	57%
General and administrative	2,630	2,095	26%
Depreciation, depletion and amortization	5,833	5,551	5%

Total expenses	10,704	11,140	(4)%

Operating income	$17,712	$18,750	(6)%

Operating Statistics
Royalty coal tons produced by lessees (tons in thousands)	8,842	8,781	1%
Average royalty per ton ($/ton)	$2.76	$3.03	(9)%

Revenues. Coal royalties revenues decreased by $2.2 million, or 8%, from $26.6 million in the three months ended September 30, 2006 to $24.4 million in the same period in 2007. Tons produced by PVR’s lessees remained relatively constant in the three months ended September 30, 2007 compared to the same period in 2006. The mix of production shifted from the prior year’s quarter, with higher lessee production in the Illinois Basin, the San Juan Basin and Northern Appalachia, which have lower average coal royalties per ton, offset by lower lessee production in Central Appalachia, which has higher average coal royalties per ton. Primarily due to the combination of increased production in the relatively lower royalty rate Illinois Basin and reduced production in Central Appalachia, PVR’s average gross royalty per ton decreased by $0.27, or 9%, from $3.03 in the three months ended September 30, 2006 to $2.76 in the same period in 2007. Net of coal royalties expense, PVR’s average royalty per ton decreased $0.05, or 2%, from $2.70 in the three months ended September 30, 2006 to $2.65 in the same period in 2007.

The following table summarizes coal production and coal royalties revenues by property:

	Coal Production		Coal Royalties Revenues
	Three Months Ended September 30,		Three Months Ended September 30,
Property	2007	2006	2007	2006
	(tons in thousands)		(in thousands)
Central Appalachia	4,660	5,494	$16,799	$20,971
Northern Appalachia	1,338	1,305	2,051	1,893
Illinois Basin	1,292	550	2,470	1,055
San Juan Basin	1,552	1,432	3,106	2,693

Total	8,842	8,781	$24,426	$26,612

Coal services revenues increased by $0.5 million, or 29%, from $1.5 million in the three months ended September 30, 2006 to $2.0 million in the same period in 2007 primarily due to the completed construction of a coal services facility in Knott County, Kentucky, which began operations in October 2006. In the three months ended September 30, 2007, the facility in Knott County, Kentucky contributed $0.4 million to coal services revenues.

Other revenues increased by $0.2 million, or 15%, from $1.8 million in the three months ended September 30, 2006 to $2.0 million in the same period in 2007 primarily due to an increase in wheelage income from PVR’s Central Appalachian properties.

Expenses. Coal royalties expense decreased by $1.9 million, or 66%, from $2.9 million in the three months ended September 30, 2006 to $1.0 million in the same period of 2007 primarily due to a decrease in production from property we sublease in Central Appalachia. Other operating expenses increased by $0.6 million, or 128%, from $0.4 million in the three months ended September 30, 2006 to $1.0 million in for the same period in 2007 primarily due to an increase in mine maintenance and core-hole drilling expenses on our Central Appalachian and Illinois Basin properties. General and administrative expenses increased by $0.5 million, or 26%, from $2.1 million in the three months ended September 30, 2006 to $2.6 million in the same period in 2007 primarily due to increased staffing costs. Depreciation, depletion and amortization (“DD&A”) expenses increased by $0.2 million, or 5%, from $5.6 million in the three months ended September 30, 2006 to $5.8 million in the same period in 2007 primarily due to depreciation on new coal services facilities.

Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006

The following table sets forth a summary of certain financial and other data for the PVR coal and natural resource management segment and the percentage change for the periods indicated:

	Nine Months Ended September 30,		% Change
	2007	2006
	(in thousands, except as noted)
Financial Highlights

Revenues
Coal royalties	$73,455	$73,288	0%
Coal services	5,648	4,345	30%
Other	6,207	5,482	13%

Total revenues	85,310	83,115	3%

Expenses
Coal royalties expense	4,582	4,411	4%
Other operating	2,086	1,152	81%
Taxes other than income	832	565	47%
General and administrative	7,989	6,794	18%
Depreciation, depletion and amortization	16,643	15,050	11%

Total expenses	32,132	27,972	15%

Operating income	$53,178	$55,143	(4)%

Operating Statistics
Royalty coal tons produced by lessees (tons in thousands)	25,186	24,467	3%
Average royalty per ton ($/ton)	$2.92	$3.00	(3)%

Revenues. Coal royalties revenues remained relatively constant in the nine months ended September 30, 2007 compared to the same period in 2006. Tons produced by PVR’s lessees increased by 0.7 million tons, or 3%, from 24.5 million tons in the nine months ended September 30, 2006 to 25.2 million tons in the same period in 2007. PVR’s average gross royalty per ton decreased by $0.08, or 3%, from $3.00 in the nine months ended September 30, 2006 to $2.92 in the same period in 2007. Net of coal royalties expense, PVR’s average royalty per ton decreased $0.09, or 3%, from $2.82 in the nine months ended September 30, 2006 to $2.73 in the same period in 2007. This decrease was primarily due to a shift in the mix of coal production by PVR’s lessees, with higher lessee production in the Illinois Basin and the San Juan Basin, which have lower average coal royalties per ton, partially offset by lower lessee production in Central Appalachia, which has higher average coal royalties per ton.

The following table summarizes coal production and coal royalties revenues by property:

	Coal Production		Coal Royalties Revenues
	Nine Months Ended September 30,		Nine Months Ended September 30,
Property	2007	2006	2007	2006
	(tons in thousands)		(in thousands)
Central Appalachia	14,635	14,933	$53,983	$56,892
Northern Appalachia	3,787	3,929	5,808	5,746
Illinois Basin	2,413	1,891	4,957	3,666
San Juan Basin	4,351	3,714	8,707	6,984

Total	25,186	24,467	$73,455	$73,288

Coal services revenues increased by $1.3 million, or 30%, from $4.3 million in the nine months ended September 30, 2006 to $5.6 million in the same period in 2007 primarily due the completed construction of a coal services facility in Knott County, Kentucky, which began operations in October 2006. In the nine months ended September 30, 2007, the facility in Knott County, Kentucky contributed $1.1 million to coal services revenues.

Other revenues increased by $0.7 million, or 13%, from $5.5 million in the nine months ended September 30, 2006 to $6.2 million in the same period in 2007 primarily due to an increase in wheelage income from PVR’s Central Appalachian properties.

Expenses. Coal royalties expense increased by $0.2 million, or 4%, from $4.4 million in the nine months ended September 30, 2006 to $4.6 million in the same period of 2007 primarily due to an increase in production from property we sublease in Central Appalachia. Other operating expenses increased by $0.9 million, or 81%, from $1.2 million in the nine months ended September 30, 2006 to $2.1 million in the same period in 2007 primarily due to an increase in mine maintenance and core-hole drilling expenses on our central Appalachian and Illinois Basin properties. General and administrative expenses increased by $1.2 million, or 18%, from $6.8 million in the nine months ended September 30, 2006 to $8.0 million in the same period in 2007 primarily due to increased staffing costs and corporate reimbursements to our general partner. DD&A expenses increased by $1.5 million, or 11%, from $15.1 million in the nine months ended September 30, 2006 to $16.6 million in the same period in 2007 primarily due to depreciation on new of coal services facilities.

PVR Natural Gas Midstream Segment

Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006

The following table sets forth a summary of certain financial and other data for the PVR natural gas midstream segment and the percentage change for the periods indicated:

	Three Months Ended September 30,
	2007	2006	% Change
	(in thousands)
Financial Highlights

Revenues
Residue gas	$52,343	$62,408	(16)%
Natural gas liquids	42,510	35,363	20%
Condensate	3,251	2,323	40%
Gathering and transportation fees	2,266	715	217%

Total natural gas midstream revenues	100,370	100,809	(0)%
Producer services	1,418	795	78%

Total revenues	101,788	101,604	0%

Expenses
Cost of midstream gas purchased	76,192	80,272	(5)%
Operating	3,225	3,038	6%
Taxes other than income	424	329	29%
General and administrative	3,076	2,504	23%
Depreciation and amortization	4,812	4,313	12%

Total operating expenses	87,729	90,456	(3)%

Operating income	$14,059	$11,148	26%

Operating Statistics
System throughput volumes (MMcf)	17,844	16,586	8%
Gross processing margin	$24,178	$20,537	18%

Revenues. Natural gas midstream revenues remained relatively constant in the three months ended September 30, 2007 compared to the same period in 2006. Revenues included residue gas sold from processing plants after NGLs were removed, NGLs sold after being removed from system throughput volumes received, condensate collected and sold, gathering and other fees primarily from natural gas volumes connected to PVR’s gas processing plants and the purchase and resale of natural gas not connected to its gathering systems and processing plants. The pricing environment was such that the decrease in PVR’s realized prices for natural gas was offset by increases in PVR’s realized prices for NGLs and condensate. Gathering and transportation revenues benefited from a short-term gathering contract that was entered into and completed during the three months ended September 30, 2007. These gathered volumes contributed to PVR’s overall system throughput increase but did not result in a corresponding increase in throughput volumes at PVR’s processing plants because the volumes were delivered off of the gathering system prior to reaching the processing plant.

Producer services revenues increased by $0.6 million, or 78%, from $0.8 million in the three months ended September 30, 2006 to $1.4 million in the same period in 2007 primarily due to an increase in marketed gas volumes.

Expenses. Operating costs and expenses decreased due to a decrease in the cost of midstream gas purchased, partially offset by minor increases in operating expenses, taxes other than income, general and administrative expenses and DD&A expenses.

Cost of midstream gas purchased decreased by $4.1 million, or 5%, from $80.3 million in the three months ended September 30, 2006 to $76.2 million in the same period in 2007 primarily due to the decrease in realized natural gas prices. Cost of midstream gas purchased consisted of amounts payable to third-party producers for natural gas purchased under percentage-of-proceeds and gas purchase/keep-whole contracts.

PVR’s gross processing margin is the difference between its natural gas midstream revenues and its cost of midstream gas purchased. PVR’s gross processing margin increased by $3.7 million, or 18%, from $20.5 million in the three months ended September 30, 2006 to $24.2 million in the same period in 2007 primarily due to a higher frac spread caused by higher NGL sale prices and lower natural gas purchase prices.

System throughput volumes at PVR’s gas processing plants and gathering systems increased by 14 MMcfd, or 8%, from 180 MMcfd in the three months ended September 30, 2006 to 194 MMcfd in the same period in 2007 primarily due to a short-term gathering contract that was entered into and completed in the third quarter of 2007.

PVR’s natural gas midstream business generates revenues primarily from gas purchase and processing contracts with natural gas producers and from fees charged for gathering natural gas volumes and providing other related services. During the three months ended September 30, 2007, PVR generated a majority of its gross margin from contractual arrangements under which its margin is exposed to increases and decreases in the price of natural gas and NGLs. As part of PVR’s risk management strategy, PVR uses derivative financial instruments to economically hedge NGLs sold and natural gas purchased. The following table shows a summary of the effects of derivative activities on PVR’s gross processing margin:

	Three Months Ended September 30,
	2007	2006
	(in thousands)
Gross processing margin, as reported	$24,178	$20,537
Derivatives (gains) losses included in gross processing margin	1,304	825

Gross processing margin before impact of derivatives	25,482	21,362
Cash settlements on derivatives	(4,702)	(7,344)

Gross processing margin, adjusted for derivatives	$20,780	$14,018

Operating expenses increased by $0.2 million, or 6%, from $3.0 million in the three months ended September 30, 2006 to $3.2 million in the same period in 2007. DD&A expenses increased by $0.5 million, or 12%, from $4.3 million in the three months ended September 30, 2006 to $4.8 million in the same period in 2007. Both increases were due to acquisitions and gathering system construction. General and administrative expenses increased by $0.6 million, or 23%, from $2.5 million in the three months ended September 30, 2006 to $3.1 million in the same period in 2007 primarily due to increased staffing costs.

Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006

The following table sets forth a summary of certain financial and other data for the PVR natural gas midstream segment and the percentage change for the periods indicated:

	Nine Months Ended September 30,
	2007	2006	% Change
	(in thousands)
Financial Highlights

Revenues
Residue gas	$181,407	$199,096	(9)%
Natural gas liquids	115,660	97,591	19%
Condensate	9,324	7,165	30%
Gathering and transportation fees	3,704	1,488	149%

Total natural gas midstream revenues	310,095	305,340	2%
Producer services	3,143	1,666	89%

Total revenues	313,238	307,006	2%

Expenses
Cost of midstream gas purchased	251,000	254,615	(1)%
Operating	9,567	8,387	14%
Taxes other than income	1,280	1,054	21%
General and administrative	9,119	8,209	11%
Depreciation and amortization	13,957	12,451	12%

Total operating expenses	284,923	284,716	0%

Operating income	$28,315	$22,290	27%

Operating Statistics
System throughput volumes (MMcf)	50,763	45,234	12%
Gross processing margin	$59,095	$50,725	17%

Revenues. Natural gas midstream revenues increased by $4.8 million, or 2%, from $305.3 million in the nine months ended September 30, 2006 to $310.1 million in the same period in 2007 primarily due to a more favorable pricing environment combined with increased system throughput volumes. A June 2006 pipeline acquisition and a short-term gathering contract that was entered into and completed during third quarter of 2007 contributed to the volume increase. Revenues included residue gas sold from processing plants after NGLs were removed, NGLs sold after being removed from system throughput volumes received, condensate collected and sold, gathering and other fees primarily from natural gas volumes connected to PVR’s gas processing plants and the purchase and resale of natural gas not connected to PVR’s gathering systems and processing plants.

Producer services revenues increased by $1.4 million, or 89%, from $1.7 million in the nine months ended September 30, 2006 to $3.1 million in the same period in 2007 primarily due to an increase in marketed gas volumes.

Expenses. Operating costs and expenses were relatively constant in the nine months ended September 30, 2007 compared to the same period in 2006.

Cost of midstream gas purchased decreased by $3.6 million, or 1%, from $254.6 million in the nine months ended September 30, 2006 to $251.0 million in the same period in 2007. There was a $4.6 million non-cash charge recorded to reserves in the nine months ended September 30, 2006 for amounts related to balances assumed as part of the acquisition of PVR’s natural gas midstream business in 2005. Excluding this reserve, the cost of midstream gas purchased increased for the comparative periods. Higher volumes, partially offset by lower realized natural gas prices, accounted for the increase, excluding the non-cash charge, in the cost of midstream gas purchased. Cost of midstream gas purchased consisted of amounts payable to third-party producers for natural gas purchased under percentage-of-proceeds and gas purchase/keep-whole contracts.

PVR’s gross processing margin for its natural gas midstream operations increased by $8.4 million, or 17%, from $50.7 million in the nine months ended September 30, 2006 to $59.1 million in the same period in 2007 primarily due to a more favorable pricing environment and higher system throughput volumes.

System throughput volumes at PVR’s gas processing plants and gathering systems increased by 20 MMcfd, or 12%, from 166 MMcfd in the nine months ended September 30, 2006 to 186 MMcfd in the same period in 2007 primarily due to the June 2006 pipeline acquisition, a short-term gathering contract that was entered into and completed in the third quarter of 2007, successful drilling of local producers and expansion of PVR’s current facilities.

PVR’s natural gas midstream business generates revenues primarily from gas purchase and processing contracts with natural gas producers and from fees charged for gathering natural gas volumes and providing other related services. During the nine months ended September 30, 2007, PVR generated a majority of its gross margin from contractual arrangements under which its margin is exposed to increases and decreases in the price of natural gas and NGLs. As part of PVR’s risk management strategy, PVR uses derivative financial instruments to economically hedge NGLs sold and natural gas purchased. The following table shows a summary of the effects of derivative activities on PVR’s gross processing margin:

	Nine Months Ended September 30,
	2007	2006
	(in thousands)
Gross processing margin, as reported	$59,095	$50,725
Derivatives (gains) losses included in gross processing margin	3,432	1,275

Gross processing margin before impact of derivatives	62,527	52,000
Cash settlements on derivatives	(8,963)	(15,405)

Gross processing margin, adjusted for derivatives	$53,564	$36,595

Operating expenses increased by $1.2 million, or 14%, from $8.4 million in the nine months ended September 30, 2006 to $9.6 million in the same period in 2007. DD&A expenses increased by $1.5 million, or 12%, from $12.5 million in the nine months ended September 30, 2006 to $14.0 million in the same period in 2007. Both increases were due to acquisitions and gathering system construction. General and administrative expenses increased by $0.9 million, or 11%, from $8.2 million in the nine months ended September 30, 2006 to $9.1 million in the same period in 2007 primarily due to increased staffing costs.

Corporate and Other

Corporate and other results primarily consist of oversight and administrative functions.

General and Administrative Expenses. We have general and administrative expenses other than from PVR’s coal and natural resource management and natural gas midstream segments. These expenses were $0.3 million and

$1.6 million in the three months and nine months ended September 30, 2007. These expenses consist primarily of salaries and other professional services attributable to our overhead functions.

Interest Expense. Interest expense decreased by $0.6 million, or 11%, from $5.3 million in the three months ended September 30, 2006 to $4.7 million in the same period in 2007. Interest expense decreased by $1.9 million, or 14%, from $13.8 million in the nine months ended September 30, 2006 to $11.8 million in the same period in 2007. The decreases in both periods were primarily due to PVR making a $114.6 million principal payment on its revolving credit facility in December 2006.

Derivatives. Derivative losses increased by $17.1 million, or 268%, from a $6.4 million gain in the three months ended September 30, 2006 to a $10.7 million loss in the same period in 2007. Derivative losses increased by $9.2 million, or 79%, from $11.7 million in the nine months ended September 30, 2006 to $20.9 million in the same period in 2007. The increases in both periods were primarily due to valuation of adjustments of unrealized derivative positions using mark-to-market accounting.

Minority Interest. Minority interest represents PVR’s net income allocated to the limited partner units owned by the public. For the three months ended September 30, 2007 and 2006, minority interest reduced our consolidated income from operations by $7.6 million and $18.5 million. For the nine months ended September 30, 2007 and 2006, minority interest reduced our consolidated income from operations by $23.5 million and $31.2 million. The decrease in minority interest was due primarily to the decrease in PVR’s net income from $31.3 million in the three months ended September 30, 2006 to $16.7 million in the same period of 2007, and a decrease in PVR’s net income from $52.9 million in the nine months ended September 30, 2006 to $49.6 million in the same period in 2007. The decrease in minority interest was also due to an increase in distributions we receive on account of our incentive distribution rights in PVR (“IDRs”). PVR paid to us distributions in respect of our IDRs of $3.1 million and $1.0 million in the three months ended September 30, 2007 and 2006 and $8.0 and $2.3 million in the nine months ended September 30, 2007 and 2006.

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

Coal Royalties Revenues

Coal royalties revenues are recognized on the basis of tons of coal sold by PVR’s lessees and the corresponding revenues from those sales. Since PVR does not operate any coal mines, it does not have access to actual production and revenues information until approximately 30 days following the month of production. Therefore, our financial results include estimated revenues and accounts receivable for the month of production. Any differences, which we do not expect to be significant, between the actual amounts ultimately received and the original estimates are recorded in the period they become finalized.

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

The net mark-to-market loss on PVR’s outstanding derivatives at April 30, 2006, which was included in accumulated other comprehensive income, will be reported in future earnings through 2008 as the original hedged transactions settle. PVR expects to recognize hedging losses of $1.2 million for the remainder of 2007 and $5.5 million for 2008 related to such settlements. The discontinuation of hedge accounting will have no impact on our reported cash flows, although future results of operations will be affected by the potential volatility of mark-to-market gains and losses which fluctuate with changes in NGL, oil and gas prices.

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

Environmental Matters

PVR’s operations and those of its lessees are subject to environmental laws and regulations adopted by various governmental authorities in the jurisdictions in which these operations are conducted. The terms of PVR’s coal property leases impose liability for all environmental and reclamation liabilities arising under those laws and regulations on the relevant lessees. The lessees are bonded and have indemnified PVR against any and all future environmental liabilities. PVR regularly visits its coal properties under lease to monitor lessee compliance with environmental laws and regulations and to review mining activities. PVR’s management believes that its operations and those of its lessees comply with existing laws and regulations and does not expect any material impact on its financial condition or results of operations.

As of September 30, 2007, PVR’s environmental liabilities included $1.5 million, which represents PVR’s best estimate of its liabilities as of that date related to its coal and natural resource management and natural gas midstream businesses. PVR has reclamation bonding requirements with respect to certain unleased and inactive properties. Given the uncertainty of when a reclamation area will meet regulatory standards, a change in this estimate could occur in the future.

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

The district court’s March 23, 2007 decision is currently on appeal to the U.S. Court of Appeals for the Fourth Circuit. While PVR is still reviewing the district court’s ruling, its lessees may not be able to obtain or may experience delays in securing additional CWA Section 404 permits for surface mining operations. Unless the OVEC decision is overturned or further limited in subsequent proceedings, the ruling and its collateral consequences could ultimately have an adverse effect on PVR’s coal royalties revenues.

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

Forward-Looking Statements

Certain statements contained herein that are not descriptions of historical facts are “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended ( the “Exchange Act”). Because such statements include risks, uncertainties and contingencies, actual results may differ materially from those expressed or implied by such forward-looking statements. These risks, uncertainties and contingencies include, but are not limited to, the following:

•

PVR’s ability to generate sufficient cash from its natural gas midstream and coal and natural resource management businesses to pay the minimum quarterly distribution to its general partner and PVR’s unitholders;

•	energy prices generally and specifically, the price of natural gas, NGLs and coal;

•	the relationship between natural gas and NGL prices;

•	the price of coal and its comparison to the price of natural gas;

•	the volatility of commodity prices for coal, natural gas and NGLs;

•	the projected demand for coal, natural gas and NGLs;

•	the projected supply of coal, natural gas and NGLs;

•	PVR’s ability to acquire new coal reserves or natural gas midstream assets on satisfactory terms;

•	the price for which PVR can acquire coal reserves;

•	PVR’s ability to continually find and contract for new sources of natural gas supply;

•	PVR’s ability to retain existing or acquire new natural gas midstream customers;

•	PVR’s ability to lease new and existing coal reserves;

•	the ability of PVR’s lessees to produce sufficient quantities of coal on an economic basis from PVR’s reserves;

•	the ability of PVR’s lessees to obtain favorable contracts for coal produced from PVR’s reserves;

•	competition among producers in the coal industry generally and among natural gas midstream companies;

•	PVR’s exposure to the credit risk of its coal lessees and natural gas midstream customers;

•	the extent to which the amount and quality of PVR’s actual production differ from its estimated recoverable proved coal reserves;

•	hazards or operating risks incidental to natural gas midstream operations;

•	unanticipated geological problems;

•	the dependence of PVR’s natural gas midstream business on having connections to third party pipelines;

•	the availability of production equipment and materials;

•	the occurrence of unusual weather or operating conditions including force majeure events;

•	the failure of PVR’s infrastructure and PVR’s lessees’ mining equipment or processes to operate in accordance with specifications or expectations;

•	delays in anticipated start-up dates of PVR’s lessees’ mining operations and related coal infrastructure projects;

•	environmental risks affecting the mining of coal reserves or the production, gathering and processing of natural gas;

•	the timing of receipt of necessary governmental permits by PVR or its lessees;

•	the risks associated with having or not having price risk management programs;

•	labor relations and costs;

•	accidents;

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

For the nine months ended September 30, 2007, PVR reported a net $20.9 million derivative loss for mark-to-market adjustments. Because during the first quarter of 2006 PVR’s natural gas derivatives and a large portion of PVR’s NGL derivatives no longer qualified for hedge accounting and to increase clarity in its condensed consolidated financial statements, PVR elected to discontinue hedge accounting prospectively for its remaining and future commodity derivatives beginning May 1, 2006. Consequently, from that date forward, PVR began recognizing mark-to-market gains and losses in earnings currently, rather than deferring such amounts in accumulated other comprehensive income (partners’ capital). The net mark-to-market loss on PVR’s outstanding derivatives at April 30, 2006, which was included in accumulated other comprehensive income, will be reported in future earnings through 2008 as the original hedged transactions settle. PVR expects to recognize hedging losses of $1.2 million for the remainder of 2007 and $5.5 million for 2008 related to such settlements. The discontinuation of hedge accounting will have no impact on our reported cash flows, although future results of operations will be affected by the potential volatility of mark-to-market gains and losses which fluctuate with changes in NGL, oil and natural gas prices. See the discussion and tables in Note 5 in the Notes to Condensed Consolidated Financial Statements for a description of PVR’s derivatives program.

The following table lists PVR’s open mark-to-market derivative agreements and their fair values as of September 30, 2007:

	Average Volume Per Day		Weighted Average Price		Weighted Average Price Collars		Estimated Fair Value
					Put	Call
							(in thousands)
Ethane Swaps	(in gallons	)	(per gallon	)
Fourth quarter 2007	34,440		$0.5050				$(1,240)
First quarter 2008 through fourth quarter 2008	34,440		$0.4700				(3,299)

Propane Swaps	(in gallons	)	(per gallon	)
Fourth quarter 2007	26,040		$0.7550				(1,384)
First quarter 2008 through fourth quarter 2008	26,040		$0.7175				(4,592)

Crude Oil Swaps	(in barrels	)	(per barrel	)
Fourth quarter 2007	560		$50.80				(1,502)
First quarter 2008 through fourth quarter 2008	560		$49.27				(5,355)

Natural Gas Swaps (Purchase)	(in MMbtu	)	(per MMbtu	)
Fourth quarter 2007 through fourth quarter 2008	4,000		$6.97				1,405

Natural Gasoline Swap/Crude Oil Swap (purchase)	(in gallons / in barrels	)	(per gallon / per barrel	)
Fourth quarter 2007	23,520 / 560		1.265 / 57.12				33

Ethane Collar	(in gallons	)			(per gallon)
Fourth quarter 2007	5,000				$0.6100	$0.7125	(88)

Propane Collar	(in gallons	)			(per gallon)
Fourth quarter 2007	9,000				$1.0300	$1.1640	(148)

Natural Gasoline Collar	(in gallons	)			(per gallon)
Fourth quarter 2007 through fourth quarter 2008	6,300				$1.4800	$1.6465	(366)

Crude Oil Collar	(in barrels	)			(per barrel)
First quarter 2008 through fourth quarter 2008	400				$65.00	$75.25	(600)

Frac Spread	(in MMbtu	)	(per MMbtu	)
Fourth quarter 2007	7,128		$4.55				(2,601)
First quarter 2008 through fourth quarter 2008	4,193		$4.30				(1,933)
First quarter 2008 through fourth quarter 2008—(a)	3,631		$5.85				—

Settlements to be paid in subsequent period							(2,428)

Natural gas midstream segment commodity derivatives—net liability							$(24,098)

(a) – Entered into in October 2007

Interest Rate Risk

As of September 30, 2007, PVR had $300.2 million of outstanding indebtedness under the PVR Revolver, which carries a variable interest rate throughout its term. PVR entered into the PVR Revolver Swaps in September 2005 to effectively convert the interest rate on $60 million of the amount outstanding under the PVR Revolver from a LIBOR-based floating rate to a weighted average fixed rate of 4.22% plus the applicable margin. The PVR Revolver Swaps are accounted for as cash flow hedges in accordance with SFAS No. 133. A 1% increase in short-term interest rates on the floating rate debt outstanding under the PVR Revolver (net of amounts fixed through hedging transactions) at September 30, 2007 would cost PVR approximately $2.4 million in additional interest expense.

Item 4	Controls and Procedures

(a)	Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we performed an evaluation of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of September 30, 2007. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported accurately and on a timely basis. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of September 30, 2007, such disclosure controls and procedures were effective.

(b)	Changes in Internal Control over Financial Reporting

On July 1, 2007, our general partner migrated to a new enterprise resource planning (“ERP”) system. As a result of moving to the new ERP system, several process level control procedures were changed in order to conform to the new ERP system. While our general partner believes that the new ERP system will ultimately strengthen our internal control over financial reporting, there are inherent weaknesses in implementing any new system and we could experience control and implementation issues impacting our financial reporting. In the event that such an issue occurs, our general partner has manual procedures in place which would allow it to continue to record and report results from the new ERP system. Our general partner is continuing to implement additional features and aspects of its new ERP system and will monitor, test and evaluate the impact and effect of the new ERP system on our internal controls and procedures as part of the evaluation of our internal control over financial reporting for 2007. Except for the new ERP system implementation, there were no changes made in our internal control over financial reporting during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Items 1, 1A, 2, 3, 4 and 5 are not applicable and have been omitted.

Item 6	Exhibits

2.1

Purchase and Sale Agreement dated as of August 23, 2007 among Penn Virginia Operating Co., LLC and

MeadWestvaco Corporation (incorporated by reference to Exhibit 2.1 to Penn Virginia Resource Partners, L.P.’s Current Report on Form 8-K filed on September 24, 2007).

4.1	Third Amendment to Note Purchase Agreement and Parent Guaranty dated as of September 19, 2007 among Penn Virginia Operating Co., LLC, Penn Virginia Resource Partners, L.P. and the noteholders party thereto (incorporated by reference to Exhibit 10.1 to Penn Virginia Resource Partners, L.P.’s Current Report on Form 8-K filed on September 20, 2007).

10.1	Fourth Amendment to Amended and Restated Credit Agreement dated as of September 7, 2007 among Penn Virginia Operating Co., LLC, PNC Bank, National Association, as agent, and the other financial institutions party thereto (incorporated by reference to Exhibit 10.1 to Penn Virginia Resource Partners, L.P.’s Current Report on Form 8-K filed on September 7, 2007).

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PENN VIRGINIA GP HOLDINGS, L.P.

By: PVG GP, LLC

Date:	November 1, 2007	By:	/s/ Frank A. Pici
Frank A. Pici
Vice President and Chief Financial Officer

Date:	November 1, 2007	By:	/s/ Forrest W. McNair
Forrest W. McNair
Vice President and Controller