Form 10-Q
period 2008-03-31
Penn Virginia GP Holdings, L.P.
filed 2008-05-09
CIK 1366292

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by a check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

As of May 8, 2008, 39,074,500 common limited partner units were outstanding.

PENN VIRGINIA GP HOLDINGS, L.P. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1	Financial Statements

PENN VIRGINIA GP HOLDINGS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME – unaudited

(in thousands, except per unit data)

	Three Months Ended March 31,
	2008	2007
Revenues
Natural gas midstream	$125,048	$95,318
Coal royalties	23,962	25,000
Coal services	1,862	1,601
Other	5,942	2,281

Total revenues	156,814	124,200

Expenses
Cost of midstream gas purchased	99,697	79,731
Operating	6,793	5,514
Taxes other than income	1,072	843
General and administrative	7,134	6,401
Depreciation, depletion and amortization	11,500	10,133

Total expenses	126,196	102,622

Operating income	30,618	21,578

Other income (expense)
Interest expense	(4,932)	(3,547)
Interest income and other	545	353
Derivatives	7,776	(2,647)

Income from operations before minority interest	34,007	15,737
Minority interest	(17,205)	(8,017)

Net income	$16,802	$7,720

Basic and diluted net income per limited partner unit	$0.43	$0.20

Weighted average number of units outstanding, basic and diluted	39,075	39,062

The accompanying notes are an integral part of these condensed consolidated financial statements.

PENN VIRGINIA GP HOLDINGS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS – unaudited

(in thousands)

	March 31, 2008	December 31, 2007
Assets
Current assets
Cash and cash equivalents	$18,981	$30,503
Accounts receivable	93,665	78,888
Derivative assets	3,779	1,212
Other current assets	4,386	4,104

Total current assets	120,811	114,707

Property, plant and equipment	897,132	877,571
Accumulated depreciation, depletion and amortization	(156,480)	(146,289)

Net property, plant and equipment	740,652	731,282

Equity investments	26,001	25,640
Goodwill	7,718	7,718
Intangibles, net	28,067	28,938
Derivative assets	419	—
Other long-term assets	33,446	33,966

Total assets	$957,114	$942,251

Liabilities and Partners’ Capital
Current liabilities
Accounts payable	$82,668	$65,763
Accrued liabilities	10,058	10,903
Current portion of long-term debt	13,269	12,561
Deferred income	2,383	2,958
Derivative liabilities	29,338	41,733

Total current liabilities	137,716	133,918
Deferred income	7,858	6,889
Other liabilities	19,261	19,517
Derivative liabilities	4,808	1,315
Long-term debt of PVR	400,479	399,153
Minority interests in PVR	166,611	161,075
Partners’ capital	220,381	220,384

Total liabilities and partners’ capital	$957,114	$942,251

The accompanying notes are an integral part of these condensed consolidated financial statements.

PENN VIRGINIA GP HOLDINGS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – unaudited

(in thousands)

	Three Months Ended March 31,
	2008	2007
Cash flows from operating activities
Net income	$16,802	$7,720
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	11,500	10,133
Commodity derivative contracts:
Total derivative losses (gains)	(6,668)	3,490
Cash settlements on derivatives	(9,522)	(2,072)
Non-cash interest expense	164	164
Minority interest	17,205	8,017
Equity earnings, net of distributions received	(360)	(233)
Other	(218)	(40)
Changes in operating assets and liabilities	(924)	(4,552)

Net cash provided by operating activities	27,979	22,627

Cash flows from investing activities
Acquisitions, net of cash acquired	(20)	(339)
Additions to property, plant and equipment	(17,650)	(7,002)
Other	341	43

Net cash used in investing activities	(17,329)	(7,298)

Cash flows from financing activities
Distributions to partners	(24,172)	(13,342)
Proceeds from borrowings	25,000	10,000
Repayments of borrowings	(23,000)	(5,000)
Proceeds from issuance of common units	—	916
Payment of offering costs	—	(56)

Net cash used in financing activities	(22,172)	(7,482)

Net increase (decrease) in cash and cash equivalents	(11,522)	7,847
Cash and cash equivalents - beginning of period	30,503	13,687

Cash and cash equivalents - end of period	$18,981	$21,534

Supplemental disclosure:
Cash paid for interest	$6,123	$4,534

The accompanying notes are an integral part of these condensed consolidated financial statements.

PENN VIRGINIA GP HOLDINGS, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

March 31, 2008

1.	Organization

Penn Virginia GP Holdings, L.P. (the “Partnership,” “we,” “us” or “our”) is a publicly traded Delaware limited partnership formed in June 2006 that currently owns three types of equity interests in Penn Virginia Resource Partners, L.P. (“PVR”), a publicly traded Delaware limited partnership. The equity interests are (1) a 2% general partner interest in PVR, which we hold through our 100% ownership interest in Penn Virginia Resource GP, LLC, PVR’s general partner, (2) all of the incentive distribution rights, or IDRs, in PVR, which we hold through our 100% ownership interest in PVR’s general partner and (3) an approximately 42% limited partner interest in PVR. With the IDRs, we receive an increasing percentage of PVR’s quarterly distributions of available cash from operating surplus after certain levels of cash distributions have been achieved. Our only cash generating assets consist of our equity interests in PVR. Due to our control of the general partner of PVR, the financial results of PVR are included in our condensed consolidated financial statements. However, PVR functions with a capital structure that is independent of ours, consisting of its own debt instruments and publicly traded common units.

Our general partner is an indirect wholly owned subsidiary of Penn Virginia Corporation (“Penn Virginia”). Penn Virginia and its subsidiaries own an approximately 82% limited partner interest in us. PVR was formed by Penn Virginia in July 2001 and completed its initial public offering (the “PVR IPO”) in October 2001. PVR currently conducts operations in two business segments: (1) coal and natural resource management and (2) natural gas midstream. Effective with the closing of the PVR IPO, Penn Virginia, through its wholly owned subsidiaries, received common and subordinated units of PVR and a 2% general partner interest in PVR. As of March 31, 2008, we owned approximately 44% of PVR, consisting of a 2% general partner interest and an approximately 42% limited partner interest.

PVR’s coal and natural resource management segment primarily involves the management and leasing of coal properties and the subsequent collection of royalties. PVR also earns revenues from other land management activities, such as selling standing timber and real estate rentals, leasing fee-based coal-related infrastructure facilities to certain lessees and end-user industrial plants, collecting oil and gas royalties and from coal transportation, or wheelage, fees.

PVR’s natural gas midstream segment is engaged in providing natural gas processing, gathering and other related services. PVR owns and operates natural gas midstream assets located in Oklahoma and the panhandle of Texas. PVR’s natural gas midstream business derives revenues primarily from gas processing contracts with natural gas producers and from fees charged for gathering natural gas volumes and providing other related services. PVR also owns a natural gas marketing business, which aggregates third-party volumes and sells those volumes into intrastate pipeline systems and at market hubs accessed by various interstate pipelines.

2.	Summary of Significant Accounting Policies

Our accounting policies are consistent with those described in our Annual Report on Form 10-K for the year ended December 31, 2007. Please refer to such Form 10-K for a further discussion of those policies.

Basis of Presentation

Unless otherwise indicated, for the purposes of these financial statements, the “Partnership,” “we,” “us” or “our” refers to Penn Virginia GP Holdings, L.P. and our subsidiaries. References to the “parent company” are intended to mean Penn Virginia GP Holdings, L.P. individually as the parent company and not on a consolidated basis.

Our condensed consolidated financial statements include the accounts of the Partnership, all of our wholly owned subsidiaries and PVR, of which we indirectly owned the sole 2% general partner interest and an approximately 42% limited partner interest as of March 31, 2008. Penn Virginia Resource GP, LLC, our wholly owned subsidiary, serves as PVR’s general partner and controls PVR. Intercompany balances and transactions have been eliminated in consolidation.

Our condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and Securities and Exchange Commission (“SEC”) regulations. These statements involve the use of estimates and judgments where appropriate. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of our condensed consolidated financial statements have been included. These financial statements should be read in conjunction with our condensed consolidated financial statements and footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2007. Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. Certain reclassifications have been made to conform to the current period’s presentation.

New Accounting Standard

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 161, Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133, which amends and expands SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 161 requires companies to disclose the fair value of derivative instruments and their gains or losses in tabular format and information about credit-risk-related contingent features in derivative agreements, counterparty credit risk and strategies and objectives for using derivative instruments. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. We are currently assessing the impact on the financial statements of adopting SFAS No. 161 effective January 1, 2009.

3.	Fair Value Measurement of Financial Instruments

We adopted SFAS No. 157, Fair Value Measurements, effective January 1, 2008 for financial assets and liabilities measured on a recurring basis. SFAS No. 157 applies to all financial assets and financial liabilities that are being measured and reported on a fair value basis. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. FASB Staff Position FAS 157-2, Effective Date of FASB Statement No. 157, delays the application of SFAS 157 for nonfinancial assets and nonfinancial liabilities to periods beginning after November 15, 2008.

SFAS No. 157 requires fair value measurements to be classified and disclosed in one of the following three categories:

•

Level 1: Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities. Level 1 inputs generally provide the most reliable evidence of fair value.

•	Level 2: Quoted prices in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability.

•	Level 3: Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity).

The following table summarizes the valuation of our financial instruments by the above SFAS No. 157 categories as of March 31, 2008:

Description	Fair Value Measurements, March 31, 2008	Fair Value Measurement at March 31, 2008, Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap liability - current	$(2,515)	$—	$(2,515)	$—
Interest rate swap liability - noncurrent	(4,808)	—	(4,808)	—
Commodity derivative assets - current	3,779	—	3,779	—
Commodity derivative assets - noncurrent	419	—	419	—
Commodity derivative liability - current	(26,823)	—	(26,823)	—

Total	$(29,948)	$—	$(29,948)	$—

We use the following methods and assumptions to estimate the fair values in the above table:

•

Commodity derivative instruments: The fair values of PVR’s commodity derivative agreements are determined based on forward price quotes for the respective commodities. We generally use the income approach, using valuation techniques that convert future cash flows to a single discounted value. The discount rates used in the discounted cash flow projections include a measure of nonperformance risk. See Note 4 – Derivative Instruments.

•

Interest rate swaps: PVR has entered into interest rate swap agreements (the “PVR Revolver Swaps”) to establish fixed rates on a portion of the outstanding borrowings under PVR’s revolving credit facility (the “PVR Revolver”). We estimate the fair value of the swaps based on published interest rate yield curves as of the date of the estimate. The discount rates used in the discounted cash flow projections include a measure of nonperformance risk. See Note 4 – Derivative Instruments.

4.	Derivative Instruments

PVR Natural Gas Midstream Segment Commodity Derivatives

PVR utilizes costless collar, three-way collar and swap derivative contracts to hedge against the variability in cash flows associated with forecasted natural gas midstream revenues and cost of midstream gas purchased. PVR also utilizes swap derivative contracts to hedge against the variability in its “frac spread.” PVR’s frac spread is the spread between the purchase price for the natural gas PVR purchases from producers and the sale price for the natural gas liquids, or NGLs, that PVR sells after processing. PVR hedges against the variability in its frac spread by entering into swap derivative contracts to sell NGLs forward at a predetermined swap price and to purchase an equivalent volume of natural gas forward on an MMBtu basis. While the use of derivative instruments limits the risk of adverse price movements, their use also may limit future revenues or cost savings from favorable price movements.

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

A three-way collar is a combination of options: a sold call, a purchased put and a sold put. The sold call establishes the maximum price that PVR will receive for the contracted commodity volumes. The purchased put establishes the minimum price that PVR will receive for the contracted volumes unless the market price for the commodity falls below the sold put strike price, at which point the minimum price equals the reference price (i.e., NYMEX) plus the excess of the purchased put strike price over the sold put strike price.

The fair values of PVR’s derivative agreements are determined based on forward price quotes for the respective commodities as of March 31, 2008, the credit risks of the counterparties and PVR’s own credit risk. The following table sets forth PVR’s positions as of March 31, 2008 for commodities related to natural gas midstream revenues and cost of midstream gas purchased:

	Average Volume Per Day		Weighted Average Price		Weighted Average Price Collars			Fair Value
					Additional Put Option	Put	Call
Frac Spread	(in MMBtu	)	(per MMBtu	)				(in thousands )
Second Quarter 2008 through Fourth Quarter 2008	7,824		$5.02					$(2,902)

Ethane Sale Swap	(in gallons	)	(per gallon	)
Second Quarter 2008 through Fourth Quarter 2008	34,440		$0.4700					(4,133)

Propane Sale Swaps	(in gallons	)	(per gallon	)
Second Quarter 2008 through Fourth Quarter 2008	26,040		$0.7175					(5,283)

Crude Oil Sale Swaps	(in barrels	)	(per barrel	)
Second Quarter 2008 through Fourth Quarter 2008	560		$49.27					(7,622)

Natural Gasoline Collar	(in gallons	)				(per gallon)
Second Quarter 2008 through Fourth Quarter 2008	6,300					$1.4800	$1.6465	(901)

Crude Oil Collar	(in barrels	)				(per barrel)
Second Quarter 2008 through Fourth Quarter 2008	400					$65.00	$75.25	(2,682)

Natural Gas Sale Swaps	(in MMBtu	)	(per MMBtu	)
First Quarter 2008 through Fourth Quarter 2008	4,000		$6.97					3,653

Crude Oil Three-Way Collar	(in barrels	)				(per barrel)
First Quarter 2009 through Fourth Quarter 2009	1,000				$70.00	$90.00	$119.25	544

Settlements to be paid in subsequent period								(3,300)

Natural gas midstream segment commodity derivatives - net liability								$(22,626)

At March 31, 2008, PVR reported a (i) net derivative liability related to the natural gas midstream segment of $22.6 million and (ii) loss in accumulated other comprehensive income of $4.4 million related to derivatives in the natural gas midstream segment for which PVR discontinued hedge accounting in 2006. The $4.4 million loss will be recorded in earnings through the end of 2008 as the hedged transactions settle. The following table summarizes the effects of commodity derivative activities on our condensed consolidated statements of income for the three months ended March 31, 2008 and 2007:

	Three Months Ended March 31,
	2008	2007
	(in thousands)
Income statement caption:
Natural gas midstream revenues	$(2,251)	$(2,286)
Cost of midstream gas purchased	1,143	1,443
Derivatives	7,776	(2,647)

Increase (decrease) in net income	$6,668	$(3,490)

Realized and unrealized derivative impact:
Cash paid for derivative settlements	$(9,522)	$(2,072)
Unrealized derivative gain (loss)	16,190	(1,418)

Increase (decrease) in net income	$6,668	$(3,490)

Interest Rate Swaps

PVR has entered into the PVR Revolver Swaps to establish fixed rates on a portion of the outstanding borrowings under the PVR Revolver. Until March 2010, the notional amounts of the PVR Revolver Swaps total $160.0 million. From March 2010 to December 2011, the notional amounts of the PVR Revolver Swaps total $100.0 million. Until March 2010, PVR will pay a weighted average fixed rate of 4.33% on the notional amount, and the counterparties will pay a variable rate equal to the three-month London Interbank Offered Rate (“LIBOR”). From March 2010 to December 2011, PVR will pay a weighted average fixed rate of 4.40% on the notional amount, and the counterparties will pay a variable rate equal to the three-month LIBOR. Settlements on the PVR Revolver Swaps are recorded as interest expense. The PVR Revolver Swaps are designated as cash flow hedges. Accordingly, the effective portion of the change in the fair value of the swap transactions is recorded each period in other comprehensive income. The ineffective portion of the change in fair value, if any, is recorded to current period earnings as interest expense. PVR reported a (i) derivative liability of $7.3 million at March 31, 2008 and (ii) loss in accumulated other comprehensive income of $7.3 million at March 31, 2008 related to the PVR Revolver Swaps. In connection with periodic settlements, PVR recognized $0.3 million in net hedging gains in interest expense for the three months ended March 31, 2008.

6.	Cash Distributions

In February 2008, the board of directors of our general partner paid a $0.32 per unit quarterly distribution, or $1.28 per unit on an annualized basis. In April 2008, the board of directors of our general partner declared a quarterly distribution of $0.34 per unit for the three months ended March 31, 2008, or $1.36 per unit on an annualized basis. The distribution will be paid on May 20, 2008 to unitholders of record at the close of business on May 5, 2008.

7.	Related-Party Transactions

General and Administrative

Penn Virginia charges us for certain corporate administrative expenses which are allocable to us and our subsidiaries. When allocating general corporate expenses, consideration is given to property and equipment, payroll and general corporate overhead. Any direct costs are paid by us. Total corporate administrative expenses charged to us and our subsidiaries totaled $1.7 million for the three months ended March 31, 2008. Total corporate administrative expenses that Penn Virginia charged to PVR totaled $1.5 million and $1.1 million for the three months ended March 31, 2008 and 2007. These costs are reflected in general and administrative expenses in our condensed consolidated statements of income. At least annually, our management performs an analysis of general corporate expenses based on time allocations of shared employees and other pertinent factors. Based on this analysis, our management believes that the allocation methodologies used are reasonable.

Accounts Payable—Affiliate

Amounts payable to related parties totaled $3.8 million and $2.7 million as of March 31, 2008 and 2007. These balances consists primarily of amounts due to Penn Virginia and its affiliates for general and administrative expenses incurred on our behalf and are included in accounts payable on our condensed consolidated balance sheets.

Marketing Revenues

Penn Virginia Oil & Gas, L.P. (“PVOG”), a wholly owned subsidiary of Penn Virginia, and Connect Energy Services, LLC (“Connect Energy”), a wholly owned subsidiary of PVR, are parties to a Master Services Agreement effective September 1, 2006. Pursuant to the Master Services Agreement, PVOG and Connect Energy have agreed that Connect Energy will market all of PVOG’s oil and gas production in Arkansas, Louisiana, Oklahoma and Texas for a fee equal to 1% of the net sales price (subject to specified limitations) received by PVOG for such production. The Master Services Agreement has a primary term of five years and automatically renews for additional one year terms until terminated by either party. For the three months ended March 31, 2008 and 2007, PVOG paid Connect Energy $0.7 million and $0.4 million in fees pursuant to the Master Services Agreement. Marketing revenues are included in other revenues on our condensed consolidated statements of income.

8.	PVR Unit-Based Compensation

For the three months ended March 31, 2008 and 2007, PVR recognized a total of $0.7 million and $0.5 million of compensation expense related to the granting of common units and deferred common units and the vesting of restricted units granted under its long-term incentive plan. During the three months ended March 31, 2008, 130,551 restricted units with a weighted average grant date fair value of $26.91 per unit were granted to employees of Penn Virginia and its affiliates. During the same period, 70,007 restricted units with a weighted average grant date fair value of $27.27 per unit vested. The restricted units granted in 2008 vest over a three-year period, with one-third vesting in each year. PVR recognizes compensation expense on a straight-line basis over the vesting period.

9.	Comprehensive Income

Comprehensive income represents changes in partners’ capital during the reporting period, including net income and charges directly to partners’ capital which are excluded from net income. The following table sets forth the components of comprehensive income for the three months ended March 31, 2008 and 2007:

	Three Months Ended March 31,
	2008	2007
	(in thousands)
Net income	$16,802	$7,720
Unrealized holding losses on derivative activities	(5,143)	(200)
Reclassification adjustment for derivative activities	841	672

Comprehensive income	$12,500	$8,192

10.	Commitments and Contingencies

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

As of March 31, 2008 and December 31, 2007, PVR’s environmental liabilities included $1.4 million and $1.5 million, which represents PVR’s best estimate of the liabilities as of those dates related to its coal and natural resource management and natural gas midstream businesses. PVR has reclamation bonding requirements with respect to certain unleased and inactive properties. Given the uncertainty of when a reclamation area will meet regulatory standards, a change in this estimate could occur in the future.

Mine Health and Safety Laws

There are numerous mine health and safety laws and regulations applicable to the coal mining industry. However, since PVR does not operate any mines and does not employ any coal miners, PVR is not subject to such laws and regulations. Accordingly, we have not accrued any related liabilities.

11.	Segment Information

Segment information has been prepared in accordance with SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information. Under SFAS No. 131, operating segments are defined as components of an enterprise about which separate financial information is available and is evaluated regularly by the chief operating decision maker, or decision-making group, in assessing performance. Our decision-making group consists of our Chief Executive Officer and other senior officers. This group routinely reviews and makes operating and resource allocation decisions among PVR’s coal and natural resource management operations and PVR’s natural gas midstream operations. Accordingly, our reportable segments are as follows:

•

PVR Coal and Natural Resource Management—management and leasing of coal properties and subsequent collection of royalties; other land management activities such as selling standing timber and real estate rentals; leasing of fee-based coal-related infrastructure facilities to certain lessees and end-user industrial plants; collection of oil and gas royalties; and coal transportation, or wheelage, fees.

•	PVR Natural Gas Midstream—natural gas processing, gathering and other related services.

The following table presents a summary of certain financial information relating to our segments as of and for the three months ended March 31, 2008 and 2007:

	PVR Coal and Natural Resource Management	PVR Natural Gas Midstream	Other	Consolidated
	(in thousands)
For the Three Months Ended March 31, 2008:
Revenues	$30,294	$126,520	$—	$156,814
Cost of midstream gas purchased	—	99,697	—	99,697
Operating costs and expenses	6,299	8,084	616	14,999
Depreciation, depletion and amortization	6,413	5,087	—	11,500

Operating income	$17,582	$13,652	$(616)	30,618

Interest expense, net				(4,387)
Derivatives				7,776
Minority interest				(17,205)

Net income				$16,802
Total assets	$598,103	$348,149	$10,862	$957,114
Equity investments	$25,941	$60	$—	$26,001
Additions to property and equipment and acquisitions	$48	$17,622	$—	$17,670

For the Three Months Ended March 31, 2007:
Revenues	$28,484	$95,716	$—	$124,200
Cost of midstream gas purchased	—	79,731	—	79,731
Operating costs and expenses	5,094	6,902	762	12,758
Depreciation, depletion and amortization	5,490	4,643	—	10,133

Operating income	$17,900	$4,440	$(762)	21,578

Interest expense, net				(3,194)
Derivatives				(2,647)
Minority interest				(8,017)

Net income				$7,720

Total assets	$365,326	$353,519	$9,243	$728,088
Equity investments	$25,528	$60	$—	$25,588
Additions to property and equipment and acquisitions	$1,336	$6,005	$—	$7,341

12.	Subsequent Events

On April 9, 2008, PVR amended the PVR Revolver to increase the commitments under the PVR Revolver from $450.0 million to $600.0 million.

On April 24, 2008, PVR acquired a 25% member interest in a joint venture that gathers and transports coalbed methane in Wyoming’s Powder River Basin for $52.0 million in cash, after customary closing adjustments. Funding for the acquisition was provided by borrowings under the PVR Revolver.

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition and results of operations of Penn Virginia GP Holdings, L.P. and its subsidiaries (the “Partnership, “we,” “us” or “our”) should be read in conjunction with our condensed consolidated financial statements and the accompanying notes in Item 1, “Financial Statements.”

Overview of Our Business

General

We are a publicly traded Delaware limited partnership formed by Penn Virginia in June 2006. Our only cash generating assets consist of our partner interests in PVR, which consist of the following:

•	a 2% general partner interest in PVR, which we hold through our 100% ownership interest in Penn Virginia Resource GP, LLC, PVR’s general partner;

•	all of the IDRs in PVR, which we hold through our 100% ownership interest in PVR’s general partner; and

•	19,587,049 common units of PVR, representing an approximately 42% limited partner interest in PVR.

All of our cash flows are generated from the cash distributions we receive with respect to the PVR equity interests we own. PVR is required by its partnership agreement to distribute, and it has historically distributed within 45 days of the end of each quarter, all of its cash on hand at the end of each quarter, less cash reserves established by its general partner in its sole discretion to provide for the proper conduct of PVR’s business or to provide for future distributions. While we, like PVR, are structured as a limited partnership, our capital structure and cash distribution policy differ materially from those of PVR. Most notably, our general partner does not have an economic interest in us and is not entitled to receive any distributions from us and our capital structure does not include IDRs. Therefore, our distributions are allocated exclusively to our common units, which is our only class of security currently outstanding.

Our ownership of PVR’s IDRs entitles us to receive the following percentages of cash distributed by PVR as it reaches the following target cash distribution levels:

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

Since 2001, PVR has increased its quarterly cash distribution 13 times from $0.25 per unit ($1.00 on an annualized basis) to $0.45 per unit ($1.80 on an annualized basis), which is its most recently declared distribution. These increased cash distributions by PVR have placed us at the third and maximum target cash distribution level as described above. As a consequence, any increase in the cash distribution level from PVR will allow us to share at the 48% level and the cash distributions we receive from PVR with respect to our indirect ownership of the IDRs will increase more rapidly than those with respect to our ownership of the general partner and limited partner interests. Because we are at the maximum target cash distribution level on the IDRs, future growth in distributions we receive from PVR will not result from an increase in the target cash distribution level associated with the IDRs.

Financial Presentation

We reflect our ownership interest in PVR on a consolidated basis, which means that our financial results are combined with PVR’s financial results and the results of our other subsidiaries. The 56% limited partner interest in PVR that we do not own, after the effect of IDRs, is reflected as a minority interest in our results of operations. We have no separate operating activities apart from those conducted by PVR, and our cash flows currently consist of distributions from PVR on the partner interests, including the IDRs, that we own. Accordingly, the discussion and analysis of our financial position and results of operations in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” reflects the operating activities and results of operations of PVR.

Overview of PVR’s Business

PVR is a publicly traded Delaware limited partnership formed by Penn Virginia in 2001 that is principally engaged in the management of coal and natural resource properties and the gathering and processing of natural gas in the United States. Both in its current limited partnership form and in its previous corporate form, PVR has managed coal properties since 1882. PVR currently conducts operations in two business segments: (1) coal and natural resource management and (2) natural gas midstream. We consolidate PVR’s results into our financial statements. In the three months ended March 31, 2008, we had an approximately 44% interest in PVR’s net income, including IDRs. Our operating income was $30.6 million for the three months ended March 31, 2008, compared to $21.6 million in the three months ended March 31, 2007. In the three months ended March 31, 2008, the PVR coal and natural resource management segment contributed $17.6 million, or 57%, to operating income, and the PVR natural gas midstream segment contributed $13.7 million, or 45%, to operating income. Corporate operating expenses decreased from $0.8 million in the three months ended March 31, 2007 to $0.6 million in the three months ended March 31, 2008.

The following table presents a summary of certain financial information relating to our segments:

	PVR Coal and Natural Resource Management	PVR Natural Gas Midstream	Other	Consolidated
	(in thousands)
For the Three Months Ended March 31, 2008:
Revenues	$30,294	$126,520	$—	$156,814
Cost of midstream gas purchased	—	99,697	—	99,697
Operating costs and expenses	6,299	8,084	616	14,999
Depreciation, depletion and amortization	6,413	5,087	—	11,500

Operating income	$17,582	$13,652	$(616)	$30,618

For the Three Months Ended March 31, 2007:
Revenues	$28,484	$95,716	$—	$124,200
Cost of midstream gas purchased	—	79,731	—	79,731
Operating costs and expenses	5,094	6,902	762	12,758
Depreciation, depletion and amortization	5,490	4,643	—	10,133

Operating income	$17,900	$4,440	$(762)	$21,578

PVR Coal and Natural Resource Management Segment

As of December 31, 2007, PVR owned or controlled 818 million tons of proven and probable coal reserves in Central and Northern Appalachia, the San Juan Basin and the Illinois Basin. PVR enters into long-term leases with experienced, third-party mine operators, providing them the right to mine its coal reserves in exchange for royalty payments. PVR actively works with its lessees to develop efficient methods to exploit the reserves and to maximize production from the properties. PVR does not operate any mines. In the three months ended March 31, 2008, PVR’s lessees produced 7.6 million tons of coal from its properties and paid PVR coal royalties revenues of $24.0 million, for an average royalty per ton of $3.14. Approximately 86% of PVR’s coal royalties revenues in the three months ended March 31, 2008 were derived from coal mined on PVR’s properties under leases containing royalty rates based on the higher of a fixed base price or a percentage of the gross sales price. The balance of PVR’s coal royalties revenues for the respective periods was derived from coal mined on PVR’s properties under leases containing fixed royalty rates that escalate annually.

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

To a lesser extent, coal prices also impact coal royalties revenues. Generally, as coal prices change, PVR’s average royalty per ton also changes because the majority of PVR’s lessees pay royalties based on the gross sales prices of the coal mined. Most of PVR’s coal is sold by its lessees under contracts with a duration of one year or more; therefore, changes to PVR’s average royalty occur as its lessees’ contracts are renegotiated. The global markets for most types of coal remain strong. Continued demand from emerging countries and the increased consumption domestically have created a strong global picture. During 2007, U.S.-produced coal enjoyed increased demand abroad as dwindling supplies and the decline of the dollar made U.S.-exported coal more attractive. Pricing in 2008 is strong primarily due to increasing global demand and supply difficulties.

PVR also earns revenues from the provision of fee-based coal preparation and loading services, from the sale of standing timber on its properties, from oil and gas royalty interests it owns and from coal transportation, or wheelage, fees.

PVR’s management continues to focus on acquisitions that increase and diversify its sources of cash flow.

PVR Natural Gas Midstream Segment

PVR owns and operates natural gas midstream assets located in Oklahoma and the panhandle of Texas. These assets include approximately 3,716 miles of natural gas gathering pipelines and four natural gas processing facilities having 220 MMcfd of total capacity. PVR also owns a natural gas processing facility in East Texas with 80 MMcfd of total capacity that PVR management expects to commence operations in the second quarter of 2008. PVR’s natural gas midstream business derives revenues primarily from gas processing contracts with natural gas producers and from fees charged for gathering natural gas volumes and providing other related services. PVR also owns a natural gas marketing business, which aggregates third-party volumes and sells those volumes into intrastate pipeline systems and at market hubs accessed by various interstate pipelines.

For the three months ended March 31, 2008, system throughput volumes at PVR’s gas processing plants and gathering systems, including gathering-only volumes, were 17.3 Bcf, or approximately 190 MMcfd. For the three months ended March 31, 2008, two of PVR’s natural gas midstream customers accounted for 54% of PVR’s natural gas midstream revenues and 44% of our total consolidated revenues.

Revenues, profitability and the future rate of growth of PVR’s natural gas midstream segment are highly dependent on market demand and prevailing NGL and natural gas prices. Historically, changes in the prices of most NGL products have generally correlated with changes in the price of crude oil. NGL and natural gas prices have been subject to significant volatility in recent years in response to changes in the supply and demand for NGL products and natural gas market uncertainty.

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

Liquidity and Capital Resources

We rely exclusively on distributions from PVR to fund any cash requirements for our operations. PVR generally satisfies its working capital requirements and funds its capital expenditures and debt service obligations from cash generated from its operations and borrowings under the PVR Revolver. PVR believes that the cash generated from its operations and its borrowing capacity will be sufficient to meet its working capital requirements, anticipated capital expenditures (other than major capital improvements or acquisitions), scheduled debt payments and distribution payments. PVR’s ability to satisfy its obligations and planned expenditures will depend upon its future operating performance, which will be affected by, among other things, prevailing economic conditions in the coal industry and natural gas midstream market, some of which are beyond its control.

Cash Flows

The following table summarizes our cash flow statements for the three months ended March 31, 2008 and 2007 (in thousands):

For the Three Months Ended March 31, 2008	PVR Coal and Natural Resource Management	PVR Natural Gas Midstream	Other	Consolidated
Cash flows from operating activities:
Net income contribution	$12,521	$22,019	$(17,738)	$16,802
Adjustments to reconcile net income to net cash provided by operating activities (summarized)	5,891	(11,086)	17,296	12,101
Net change in operating assets and liabilities	(4,418)	3,919	(425)	(924)

Net cash provided by (used in) operating activities	$13,994	$14,852	$(867)	27,979

Net cash provided by (used in) investing activities	$293	$(17,622)	$—	(17,329)

Net cash used in financing activities				(22,172)

Net decrease in cash and cash equivalents				$(11,522)

For the Three Months Ended March 31, 2007	PVR Coal and Natural Resource Management	PVR Natural Gas Midstream	Other	Consolidated
Cash flows from operating activities:
Net income contribution	$14,453	$1,980	$(8,713)	$7,720
Adjustments to reconcile net income to net cash provided by operating activities (summarized)	5,421	6,062	7,976	19,459
Net change in operating assets and liabilities	(6,767)	2,369	(154)	(4,552)

Net cash provided by (used in) operating activities	$13,107	$10,411	$(891)	22,627

Net cash used in investing activities	$(1,293)	$(6,005)	$—	(7,298)

Net cash used in financing activities				(7,482)

Net increase in cash and cash equivalents				$7,847

Cash provided by operating activities increased by $5.4 million, or 24%, from $22.6 million in the three months ended March 31, 2007 to $28.0 million in the same period of 2008. The overall increase in cash provided by operating activities in the three months ended March 31, 2007 compared to the same period in 2008 was primarily attributable to the increase in PVR’s natural gas midstream segment’s operating income, partially offset by increased cash outflows for derivative settlements.

Capital Expenditures

In the three months ended March 31, 2008 and 2007, PVR made aggregate capital expenditures of $19.5 and $8.0 million, primarily for natural gas midstream gathering system expansion projects and other natural gas midstream property and equipment expenditures. The following table sets forth capital expenditures by segment made during the three months ended March 31, 2008 and 2007:

	Three Months Ended March 31,
	2008	2007
	(in thousands)
Coal and natural resource management
Acquisitions	$20	$339
Expansion capital expenditures	—	85
Other property and equipment expenditures	28	39

Total	48	463

Natural gas midstream
Expansion capital expenditures	16,373	5,677
Other property and equipment expenditures	3,106	1,907

Total	19,479	7,584

Total capital expenditures	$19,527	$8,047

PVR funded its coal and natural resource management and natural gas midstream capital expenditures in the three months ended March 31, 2008 and 2007 primarily with cash provided by operating activities and borrowings under the PVR Revolver.

PVR’s distributions to partners increased to $24.7 million in the three months ended March 31, 2008 from $21.0 million in the three months ended March 31, 2007 because PVR increased the quarterly unit distribution from $0.40 per unit to $0.44 per unit.

PVR had net borrowings of $2.0 million in the three months ended March 31, 2008, comprised of net borrowings of $8.0 million under the PVR Revolver and net repayments of $6.0 million under PVR’s senior unsecured notes, or PVR Notes. This is compared to $5.0 million of net borrowings in the three months ended March 31, 2007, comprised of net borrowings of $10.0 million under the PVR Revolver and net repayments of $5.0 million under the PVR Notes. Funds from the borrowings in the three months ended March 31, 2008 and 2007 were primarily used for capital expenditures.

Long-Term Debt

As of March 31, 2008, we had no outstanding borrowings other than the borrowings of PVR discussed below, which are included in our condensed consolidated financial statements.

As of March 31, 2008, PVR had outstanding borrowings of $413.7 million, consisting of $355.7 million borrowed under the PVR Revolver and $58.0 million of PVR Notes. The current portion of the PVR Notes as of March 31, 2008 was $13.3 million.

PVR Revolving Credit Facility. As of March 31, 2008, PVR had $355.7 million outstanding under the PVR Revolver that matures in December 2011. On April 9, 2008, the commitments under the PVR Revolver increased to $600.0 million. The PVR Revolver is available to PVR for general purposes, including working capital, capital expenditures and acquisitions, and includes a $10.0 million sublimit for the issuance of letters of credit. PVR had outstanding letters of credit of $1.6 million as of March 31, 2008. At the current $600.0 million limit on the PVR Revolver, and given the outstanding balance of $355.7 million, net of $1.6 million of letters of credit, PVR could borrow up to $242.7 million. In the three months ended March 31, 2008, PVR incurred commitment fees of less than $0.1 million on the unused portion of the PVR Revolver. The interest rate under the PVR Revolver fluctuates based on the ratio of PVR’s total indebtedness-to-EBITDA. Interest is payable at a base rate plus an applicable margin of up to 0.75% if PVR selects the base rate borrowing option under the PVR Revolver or at a rate derived from LIBOR plus an applicable margin ranging from 0.75% to 1.75% if PVR selects the LIBOR-based borrowing option. The weighted average interest rate on borrowings outstanding under the PVR Revolver in the three months ended March 31, 2008 was 5.1%.

The financial covenants under the PVR Revolver require PVR not to exceed specified debt-to-consolidated EBITDA and consolidated EBITDA-to-interest expense ratios. The PVR Revolver prohibits PVR from making distributions to its partners if any potential default, or event of default, as defined in the PVR Revolver, occurs or would result from the distributions. In addition, the PVR Revolver contains various covenants that limit, among other things, PVR’s ability to incur indebtedness, grant liens, make certain loans, acquisitions and investments, make any material change to the nature of its business, acquire another company or enter into a merger or sale of assets, including the sale or transfer of interests in its subsidiaries. As of March 31, 2008, PVR was in compliance with all of its covenants under the PVR Revolver.

PVR Senior Unsecured Notes. As of March 31, 2008, PVR owed $58.0 million under the PVR Notes. The PVR Notes bear interest at a fixed rate of 6.02% and mature in March 2013, with semi-annual principal and interest payments. The PVR Notes are equal in right of payment with all of PVR’s other unsecured indebtedness, including the PVR Revolver. The PVR Notes require PVR to obtain an annual confirmation of its credit rating, with a 1.00% increase in the interest rate payable on the PVR Notes in the event that its credit rating falls below investment grade. In March 2008, PVR’s investment grade credit rating was confirmed by Dominion Bond Rating Services. The PVR Notes contain various covenants similar to those contained in the PVR Revolver. As of March 31, 2008, PVR was in compliance with all of its covenants under the PVR Notes.

PVR Interest Rate Swaps. PVR has entered into the PVR Revolver Swaps to establish fixed rates on a portion of the outstanding borrowings under the PVR Revolver. Until March 2010, the notional amounts of the PVR Revolver Swaps total $160.0 million. From March 2010 to December 2011, the notional amounts of the PVR Revolver Swaps total $100.0 million. Until March 2010, PVR will pay a weighted average fixed rate of 4.33% on the notional amount, and the counterparties will pay a variable rate equal to the three-month LIBOR. From March 2010 to December 2011, PVR will pay a weighted average fixed rate of 4.40% on the notional amount, and the counterparties will pay a variable rate equal to the three-month LIBOR. Settlements on the PVR Revolver Swaps are recorded as interest expense. The PVR Revolver Swaps are designated as cash flow hedges. Accordingly, the effective portion of the change in the fair value of the swap transactions is recorded each period in other comprehensive income. The ineffective portion of the change in fair value, if any, is recorded to current period earnings in interest expense. After considering the applicable margin of 1.25% in effect as of March 31, 2008, the total interest rate on the $160.0 million portion of PVR Revolver borrowings covered by the PVR Revolver Swaps was 5.58% at March 31, 2008.

Future Capital Needs and Commitments

Currently, we have no capital requirements. In the future, we may decide to facilitate PVR acquisitions by providing additional debt or equity to PVR.

Part of PVR’s strategy is to make acquisitions and other capital expenditures which increase cash available for distribution to its unitholders. PVR’s ability to make these acquisitions in the future will depend in part on the availability of debt financing and on its ability to periodically use equity financing through the issuance of new common units, which will depend on various factors, including prevailing market conditions, interest rates and its financial condition and credit rating. For 2008 projects, PVR has budgeted capital expenditures, excluding acquisitions, of $15.7 million, consisting of $0.2 million in the coal and natural resource management segment and $15.5 million in the natural gas midstream segment. PVR intends to fund these capital expenditures with a combination of cash flows provided by operating activities and borrowings under the PVR Revolver. PVR makes quarterly cash distributions of its available cash, generally defined as all of its cash and cash equivalents on hand at the end of each quarter less cash reserves. PVR believes that it will continue to have adequate liquidity to fund future recurring operating and investing activities. Short-term cash requirements, such as operating expenses and quarterly distributions to PVR’s general partner and unitholders, are expected to be funded through operating cash flows. Long-term cash requirements for asset acquisitions are expected to be funded by several sources, including cash flows from operating activities, borrowings under credit facilities and the issuance of additional equity and debt securities.

Results of Operations

Selected Financial Data—Consolidated

The following table sets forth a summary of certain consolidated financial data for the three months ended March 31, 2008 and 2007:

	Three Months Ended March 31,
	2008	2007
	(in thousands, except per unit data)
Revenues	$156,814	$124,200
Expenses	$126,196	$102,622

Operating income	$30,618	$21,578
Net income	$16,802	$7,720
Net income per limited partner unit, basic and diluted	$0.43	$0.20
Cash flows provided by operating activities	$27,979	$22,627

Operating income increased by $9.0 million in the three months ended March 31, 2008 compared to the same period of 2007 primarily due to a $9.8 million increase in natural gas midstream gross processing margin, a $1.4 million increase in timber revenues and a $1.1 million increase in producer services, partially offset by a $1.3 million increase in operating expenses, a $0.7 million increase in general and administrative expenses and a $1.4 million increase in depreciation, depletion and amortization.

Net income increased by $9.1 million in the three months ended March 31, 2008 compared to the same period in 2007 primarily due to the $9.0 million increase in operating income and a $10.4 million increase in derivative gains, partially offset by a $1.4 million increase in interest expense and a $9.2 million increase in our minority interest in PVR.

The assets, liabilities and earnings of PVR are fully consolidated in our financial statements, with the public unitholders’ interest (56%, after the effect of IDRs, as of March 31, 2008) reflected as a minority interest in our condensed consolidated financial statements.

PVR Coal and Natural Resource Management Segment

Three Months Ended March 31, 2008 Compared With the Three Months Ended March 31, 2007

The following table sets forth a summary of certain financial and other data for the PVR coal and natural resource management segment and the percentage change for the three months ended March 31, 2008 and 2007:

	Three Months Ended March 31,		% Change
	2008	2007
	(in thousands, except as noted)
Financial Highlights
Revenues
Coal royalties	$23,962	$25,000	(4)%
Coal services	1,862	1,601	16%
Timber	1,584	179	785%
Oil and gas royalty	1,234	277	345%
Other	1,652	1,427	16%

Total revenues	30,294	28,484	6%

Expenses
Coal royalties	2,512	1,783	41%
Other operating	231	372	(38)%
Taxes other than income	371	323	15%
General and administrative	3,185	2,616	22%
Depreciation, depletion and amortization	6,413	5,490	17%

Total expenses	12,712	10,584	20%

Operating income	$17,582	$17,900	(2)%

Operating Statistics
Royalty coal tons produced by lessees (tons in thousands)	7,640	8,284	(8)%
Average royalties revenues per ton ($/ton)	$3.14	$3.02	4%
Less royalties expense per ton ($/ton)	(0.33)	(0.22)	50%

Average net coal royalties per ton ($/ton)	$2.81	$2.80	0%

Revenues. Coal royalties revenues decreased by $1.0 million, or 4%, from $25.0 million in the three months ended March 31, 2007 to $24.0 million in the same period of 2008. Coal royalties expense increased by $0.7 million, or 41%, from $1.8 million in the three months ended March 31, 2007 to $2.5 million in the same period of 2008. Tons produced by PVR’s lessees decreased by 0.7 million tons, or 8%, from 8.3 million tons in the three months ended March 31, 2007 to 7.6 million tons in the same period of 2008. PVR’s average net coal royalty per ton, which represents the average coal royalties revenue per ton, net of coal royalties expense, remained relatively constant from the three months ended March 31, 2007 to the same period of 2008.

The following table summarizes coal production, coal royalties revenues and coal royalties per ton by region for the three months ended March 31, 2008 and 2007:

Property	Coal Production		Coal Royalty Revenues		Coal Royalties Per Ton
	Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,
	2008	2007	2008	2007	2008	2007
	(tons in thousands)		(in thousands)		($/ton)
Central Appalachia	4,811	4,957	$18,579	$18,910	$3.86	$3.81
Northern Appalachia	674	1,370	1,134	2,103	1.68	1.54
Illinois Basin	1,033	619	1,938	1,307	1.88	2.11
San Juan Basin	1,122	1,338	2,311	2,680	2.06	2.00

Total	7,640	8,284	$23,962	$25,000	$3.14	$3.02

Less coal royalties expense (1)			(2,512)	(1,783)	(0.33)	(0.22)

Net coal royalties revenues			$21,450	$23,217	$2.81	$2.80

(1)	PVR’s coal royalties expenses are incurred primarily in the Central Appalachian region.

Coal services revenues increased by $0.3 million, or 16%, from $1.6 million in the three months ended March 31, 2007 to $1.9 million in the same period of 2008. This increase is due primarily to increased preparation and loading fees based on continued successes of PVR’s lessees operating its coal services facility in Knott County, Kentucky. Timber revenues increased by $1.4 million, or 785%, from $0.2 million in the three months ended March 31, 2007 to $1.6 million in the same period of 2008 primarily due to the effects of PVR’s September 2007 forestland acquisition. Oil and gas royalty revenues increased by $0.9 million, or 345%, from $0.3 million in the three months ended March 31, 2007 to $1.2 million in the same period of 2008 primarily due to the increased royalties resulting from PVR’s October 2007 oil and gas royalty interest acquisition. Other revenues, which consisted primarily of wheelage fees, forfeiture income and management fee income, increased by $0.3 million, or 16%, from $1.4 million in the three months ended March 31, 2007 to $1.7 million in the same period of 2008 primarily due to increased wheelage income in Central Appalachia as well as an overall increase in minimum rental income.

Expenses. General and administrative expenses increased by $0.6 million, or 22%, from $2.6 million in the three months ended March 31, 2007 to $3.2 million in the same period of 2008 primarily due to increased staffing costs. DD&A expenses increased by $0.9 million, or 17%, from $5.5 million in the three months ended March 31, 2007 to $6.4 million in the same period of 2008 primarily due to increased depletion resulting from PVR’s forestland acquisition in September 2007 and PVR’s oil and gas royalty interest acquisition in October 2007.

PVR Natural Gas Midstream Segment

Three Months Ended March 31, 2008 Compared With the Three Months Ended March 31, 2007

The following table sets forth a summary of certain financial and other data for the PVR natural gas midstream segment and the percentage change for the three months ended March 31, 2008 and 2007:

	Three Months Ended March 31,		% Change
	2008	2007
	(in thousands, except as noted)
Financial Highlights
Revenues
Residue gas	$61,667	$59,680	3%
Natural gas liquids	56,197	31,988	76%
Condensate	6,216	2,916	113%
Gathering and transportation fees	968	734	32%

Total natural gas midstream revenues	125,048	95,318	31%
Producer services	1,472	398	270%

Total revenues	126,520	95,716	32%

Expenses
Cost of midstream gas purchased	99,697	79,731	25%
Operating	4,050	3,359	21%
Taxes other than income	701	520	35%
General and administrative	3,333	3,023	10%
Depreciation and amortization	5,087	4,643	10%

Total operating expenses	112,868	91,276	24%

Operating income	$13,652	$4,440	207%

Operating Statistics
System throughput volumes (MMcf)	17,287	15,900	9%
System throughput volumes (MMcf/day)	190	177	7%

Gross processing margin	$25,351	$15,587	63%
Impact of derivatives	(8,414)	(1,229)	585%

Gross processing margin, adjusted for impact of derivatives	$16,937	$14,358	18%

Gross processing margin ($/MMcf)	$1.47	$0.98	50%
Impact of derivatives ($/MMcf)	(0.49)	(0.08)	513%

Gross processing margin, adjusted for impact of derivatives ($/MMcf)	$0.98	$0.90	9%

Gross Processing Margin. PVR’s gross processing margin is the difference between natural gas midstream revenues and the cost of midstream gas purchased. Natural gas midstream revenues included residue gas sold from processing plants after NGLs were removed, NGLs sold after being removed from system throughput volumes received, condensate collected and sold and gathering and other fees primarily from natural gas volumes connected to PVR’s gas processing plants. Cost of midstream gas purchased consisted of amounts payable to third-party producers for natural gas purchased under percentage-of-proceeds and gas purchase/keep-whole contracts.

Natural gas midstream revenues increased by $29.7 million, or 31%, from $95.3 million in the three months ended March 31, 2007 to $125.0 million in the same period of 2008. Cost of midstream gas purchased increased by $20.0 million, or 25%, from $79.7 million in the three months ended March 31, 2007 to $99.7 million in the same period of 2008. PVR’s gross processing margin increased by $9.8 million, or 63%, from $15.6 million in the three months ended March 31, 2007 to $25.4 million in the same period of 2008. The gross processing margin increase was a result of an increased pricing environment, increased system throughput volumes and higher fractionation, or “frac” spreads during the three months ended March 31, 2008 compared to the same period of 2007. Frac spreads are the difference between the price of NGLs sold and the cost of natural gas purchased on a per MMBtu basis.

System throughput volumes increased by 13 MMcfd, or 7%, from 177 MMcfd in the three months ended March 31, 2007 to 190 MMcfd in the same period of 2008. This increase in throughput volumes is due primarily to the continued successful development by producers operating in the vicinity of PVR’s systems, as well as PVR’s success in contracting and connecting new supply. PVR also increased its processing capacity with the addition of the Spearman plant in the three months ended March 31, 2008.

During the three months ended March 31, 2008, PVR generated a majority of its gross processing margin from contractual arrangements under which its margin is exposed to increases and decreases in the price of natural gas and NGLs. As part of PVR’s risk management strategy, PVR uses derivative financial instruments to economically hedge NGLs sold and natural gas purchased.

Adjusted for the impact of derivative financial instruments, PVR’s gross processing margin increased by $2.5 million, or 18%, from $14.4 million for the three months ended March 31, 2007 to $16.9 million for the same period of 2008. On a per MMcf basis, the gross processing margin adjusted for the impact of derivatives increased by $0.08, or 9%, from $0.90 per MMcf in the three months ended March 31, 2007 to $0.98 per MMcf in the same period of 2008.

Producer Services Revenues. Producer services revenues increased by $1.1 million, or 270%, from $0.4 million in the three months ended March 31, 2007 to $1.5 million in the same period of 2008 primarily due to an increase in collected agent fees for the marketing of Penn Virginia’s and other third parties’ natural gas production.

Expenses. Total operating costs and expenses increased primarily due to increases in operating expenses, taxes other than income, general and administrative expenses and depreciation and amortization.

Operating expenses increased by $0.7 million, or 21%, from $3.4 million in the three months ended March 31, 2007 to $4.1 million in the same period of 2008 primarily due to expenses related to PVR’s expanding footprint in areas of operation, including the addition of the Spearman plant. General and administrative expenses increased by $0.3 million, or 10%, from $3.0 million in the three months ended March 31, 2007 to $3.3 million in the same period of 2008 primarily due to increased staffing costs. Depreciation and amortization expenses increased by $0.4 million, or 10%, from $4.7 million in the three months ended March 31, 2007 to $5.1 million in the same period of 2008. This increase is primarily due to the addition of the Spearman plant, as well as an $11.9 million increase in segment capital expenditures, from $7.6 million in the three months ended March 31, 2007 to $19.5 million in the same period of 2008.

Corporate and Other

Our corporate and other results consist of corporate operating expenses, interest expense, derivative gains and losses and minority interest.

Corporate Operating Expenses. Corporate operating expenses primarily consist of general and administrative expenses other than from the PVR coal and natural resource management and PVR natural gas midstream segments. Corporate operating expenses remained relatively constant from the three months ended March 31, 2007 to the same period of 2008.

Interest Expense. Interest expense increased by $1.4 million, or 39%, from $3.5 million in the three months ended March 31, 2007 to $4.9 million in the same period of 2008. PVR also capitalized $0.5 million of interest costs in the three months ended March 31, 2008 related to the construction of its natural gas gathering facility in East Texas. PVR had no capitalized interest in the three months ended March 31, 2007. This increase in interest cost is primarily due to the increase in PVR’s average debt balance, which increased from $221.8 million at March 31, 2007 to $412.5 million at March 31, 2008.

Derivatives. Derivative activity changed from a $2.6 million loss in the three months ended March 31, 2007 to a $7.8 million gain in the same period of 2008. The derivative losses in the three months ended March 31, 2008 consisted of a $17.3 million unrealized gain for changes in fair value adjustments and a $9.5 realized loss. The derivative losses in the three months ended March 31, 2007 consisted of a $0.5 million unrealized loss for changes in fair value and a $2.1 million realized loss.

Minority Interest. Minority interest represents net income allocated to the limited partner units owned by the public. In the three months ended March 31, 2008 and 2007, minority interest reduced our consolidated income from operations by $17.2 million and $8.0 million. The increase in minority interest was primarily due to an increase in PVR’s net income from $16.4 million in the three months ended March 31, 2007 to $34.5 million in the same period of 2008.

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

Natural Gas Midstream Revenues

We recognize revenues from the sale of NGLs and residue gas when PVR sells the NGLs and residue gas produced at its gas processing plants. We recognize gathering and transportation revenues based upon actual volumes delivered. Due to the time needed to gather information from various purchasers and measurement locations and then calculate volumes delivered, the collection of natural gas midstream revenues may take up to 30 days following the month of production. Therefore, we make accruals for revenues and accounts receivable and the related cost of midstream gas purchased and accounts payable based on estimates of natural gas purchased and NGLs and residue gas sold. We record any differences, which have historically not been significant, between the actual amounts ultimately received or paid and the original estimates in the period they become finalized.

Coal Royalties Revenues

We recognize coal royalties revenues on the basis of tons of coal sold by PVR’s lessees and the corresponding revenues from those sales. Since PVR does not operate any coal mines, it does not have access to actual production and revenues information until approximately 30 days following the month of production. Therefore, our financial results include estimated revenues and accounts receivable for the month of production. We record any differences, which historically have not been significant, between the actual amounts ultimately received or paid and the original estimates in the period they become finalized.

Derivative Activities

Until 2006, we used hedge accounting for commodity derivative financial instruments as allowed under SFAS No. 133. Our commodity derivative financial instruments initially qualified as cash flow hedges, and changes in fair value from these contracts were deferred in accumulated comprehensive income until the hedged transactions settled. When we discontinued hedge accounting in 2006, a net loss remained in accumulated other comprehensive income. As the hedged transactions settled in 2006 and 2007, we and PVR recognized the deferred changes in fair value in revenues and cost of gas purchased in our condensed consolidated statements of income. As of March 31, 2008, PVR had $4.4 million of losses remaining in accumulated other comprehensive income. PVR will recognize these hedging losses during the remainder of 2008 as the hedged transactions settle.

Beginning in 2006, we began recognizing changes in fair value in earnings currently, rather than deferring such amounts in accumulated other comprehensive income (partners’ capital). Because we no longer use hedge accounting for our commodity derivatives, we have experienced and could continue to experience significant changes in the estimate of derivative gains or losses recognized due to swings in the value of these contracts. Our results of operations are affected by the potential volatility of changes in fair value, which fluctuate with changes in NGL, crude oil and natural gas prices. These fluctuations could be significant in a volatile pricing environment.

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

Fair Value Measurements

We adopted SFAS No. 157, Fair Value Measurements, effective January 1, 2008 for financial assets and liabilities measured on a recurring basis. SFAS No.157 applies to all financial assets and financial liabilities that are being measured and reported on a fair value basis. SFAS No.157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements.

SFAS No. 157 requires fair value measurements to be classified and disclosed in one of the following three categories:

•

Level 1: Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities. Level 1 inputs generally provide the most reliable evidence of fair value.

•	Level 2: Quoted prices in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability.

•	Level 3: Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity).

We use the following methods and assumptions to estimate the fair values of financial instruments:

•

Commodity derivative instruments: The fair values of PVR’s derivative agreements are determined based on forward price quotes for the respective commodities. The discount rates used in the discounted cash flow projections include a measure of nonperformance risk. Each of these is a level 2 input. See Note 4 – Derivative Instruments.

•

Interest rate swaps: PVR has entered into the PVR Revolver Swaps to establish fixed rates on a portion of the outstanding borrowings under the PVR Revolver. PVR estimates the fair value of the swaps based on published interest rate yield curves as of the date of the estimate. The discount rates used in the discounted cash flow projections include a measure of nonperformance risk. Each of these is a level 2 input. See Note 4 – Derivative Instruments.

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

As of March 31, 2008 and December 31, 2007, PVR’s environmental liabilities included $1.4 million and $1.5 million, which represents PVR’s best estimate of the liabilities as of those dates related to its coal and natural resource management and natural gas midstream businesses. PVR has reclamation bonding requirements with respect to certain unleased and inactive properties. Given the uncertainty of when a reclamation area will meet regulatory standards, a change in this estimate could occur in the future.

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

Forward-Looking Statements

Certain statements contained herein that are not descriptions of historical facts are “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Because such statements include risks, uncertainties and contingencies, actual results may differ materially from those expressed or implied by such forward-looking statements. These risks, uncertainties and contingencies include, but are not limited to, the following:

•	the volatility of commodity prices for natural gas, NGLs, crude oil and coal;

•	the relationship between natural gas, coal and NGL prices;

•	the projected demand for and supply of natural gas, NGLs and coal;

•	competition among producers in the coal industry generally and among natural gas midstream companies;

•	the extent to which the amount and quality of actual production of PVR’s coal differs from estimated recoverable coal reserves;

•	PVR’s ability to generate sufficient cash from its businesses to maintain and pay the quarterly distribution to its general partner and its unitholders;

•

the experience and financial condition of PVR’s coal lessees and natural gas midstream customers, including PVR’s lessees’ ability to satisfy their royalty, environmental, reclamation and other obligations to PVR and others;

•	operating risks, including unanticipated geological problems, incidental to PVR’s coal and natural resource management or natural gas midstream business;

•	PVR’s ability to acquire new coal reserves or natural gas midstream assets and new sources of natural gas supply and connections to third-party pipelines on satisfactory terms;

•	PVR’s ability to retain existing or acquire new natural gas midstream customers and coal lessees;

•	the ability of PVR’s lessees to produce sufficient quantities of coal on an economic basis from PVR’s reserves and obtain favorable contracts for such production;

•	the occurrence of unusual weather or operating conditions including force majeure events;

•	delays in anticipated start-up dates of PVR’s lessees’ mining operations and related coal infrastructure projects and new processing plants in PVR’s natural gas midstream business;

•	environmental risks affecting the mining of coal reserves or the production, gathering and processing of natural gas;

•	the timing of receipt of necessary governmental permits by PVR or its lessees;

•	hedging results;

•	accidents;

•

changes in governmental regulation or enforcement practices, especially with respect to environmental, health and safety matters, including with respect to emissions levels applicable to coal-burning power generators;

•	uncertainties relating to the outcome of current and future litigation regarding mine permitting;

•

risks and uncertainties relating to general domestic and international economic (including inflation, interest rates and financial market) and political conditions (including the impact of potential terrorist attacks); and

•	other risks set forth in Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

Additional information concerning these and other factors can be found in our press releases and public periodic filings with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2007. Many of the factors that will determine our future results are beyond the ability of management to control or predict. Readers should not place undue reliance on forward-looking statements, which reflect management’s views only as of the date hereof. We undertake no obligation to revise or update any forward-looking statements, or to make any other forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3	Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices. The principal market risks to which PVR is exposed are natural gas, NGL, crude oil and coal price risks and interest rate risk.

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

For the three months ended March 31, 2008, PVR reported a net derivative gain of $7.8 million. Until 2006, PVR used hedge accounting for commodity derivative financial instruments as allowed under SFAS No. 133. PVR’s commodity derivative financial instruments initially qualified as cash flow hedges, and changes in fair value from these contracts were deferred in accumulated comprehensive income until the hedged transactions settled. When PVR discontinued hedge accounting in 2006, a loss remained in accumulated other comprehensive income. As the hedged transactions settled in 2006 and 2007, PVR recognized the deferred change in fair value in revenues and cost of gas purchased in our condensed consolidated statements of income. As of March 31, 2008, PVR had $4.4 million of losses remaining in accumulated other comprehensive income. PVR will recognize these hedging losses during the remainder of 2008 as the hedged transactions settle.

Beginning in 2006, PVR began recognizing changes in fair value in earnings currently, rather than deferring such amounts in accumulated other comprehensive income (partners’ capital). Because PVR no longer uses hedge accounting for its commodity derivatives, PVR has experienced and could continue to experience significant changes in the estimate of derivative gains or losses recognized due to swings in the value of these contracts. PVR’s results of operations are affected by the potential volatility of changes in fair value, which fluctuate with changes in NGL, crude oil and natural gas prices. These fluctuations could be significant in a volatile pricing environment.

The following table lists PVR’s derivative agreements and their fair values as of March 31, 2008:

	Average Volume Per Day		Weighted Average Price		Weighted Average Price Collars			Fair Value
					Additional Put Option	Put	Call
Frac Spread	(in MMBtu	)	(per MMBtu	)			(in thousands)
Second Quarter 2008 through Fourth Quarter 2008	7,824		$5.02					$(2,902)

Ethane Sale Swap	(in gallons	)	(per gallon	)
Second Quarter 2008 through Fourth Quarter 2008	34,440		$0.4700					(4,133)

Propane Sale Swaps	(in gallons	)	(per gallon	)
Second Quarter 2008 through Fourth Quarter 2008	26,040		$0.7175					(5,283)

Crude Oil Sale Swaps	(in barrels	)	(per barrel	)
Second Quarter 2008 through Fourth Quarter 2008	560		$49.27					(7,622)

Natural Gasoline Collar	(in gallons	)				(per gallon)
Second Quarter 2008 through Fourth Quarter 2008	6,300					$1.4800	$1.6465	(901)

Crude Oil Collar	(in barrels	)				(per barrel)
Second Quarter 2008 through Fourth Quarter 2008	400					$65.00	$75.25	(2,682)

Natural Gas Sale Swaps	(in MMBtu	)	(per MMBtu	)
First Quarter 2008 through Fourth Quarter 2008	4,000		$6.97					3,653

Crude Oil Three-Way Collar	(in barrels	)				(per barrel)
First Quarter 2009 through Fourth Quarter 2009	1,000				$70.00	$90.00	$119.25	544

Settlements to be paid in subsequent period								(3,300)

Natural gas midstream segment commodity derivatives - net liability								$(22,626)

We estimate that excluding the derivative positions described above, for every $1.00 per MMBtu decrease or increase in natural gas prices from the $7.50 per MMBtu budgeted 2008 benchmark price, natural gas midstream gross processing margin and operating income in 2008 would increase or decrease by approximately $7.2 million. This assumes oil and other liquids prices and inlet volumes remain constant at budgeted levels. In addition, we also estimate that excluding the derivative positions described above, for every $5.00 per barrel increase or decrease in the oil prices from the $80.00 per barrel budgeted 2008 benchmark price, natural gas midstream gross processing margin and operating income would increase or decrease by approximately $3.2 million. This assumes natural gas prices and inlet volumes remain constant at budgeted levels. These estimated changes in gross processing margin and operating income exclude the potential cash receipts or payments in settling these derivative positions.

Interest Rate Risk

As of March 31, 2008, PVR had $355.7 million of outstanding indebtedness under the PVR Revolver, which carries a variable interest rate throughout its term. PVR entered into the PVR Revolver Swaps to effectively convert the interest rate on $160.0 million of the amount outstanding under the PVR Revolver from a LIBOR-based floating rate to a weighted average fixed rate of 4.33% plus the applicable margin until March 2010. From March 2010 to December 2011, the PVR Revolver Swaps will effectively convert the interest rate on $100.0 million of the amount outstanding under the PVR Revolver from a LIBOR-based floating rate to a weighted average fixed rate of 4.40% plus the applicable margin. The PVR Revolver Swaps are accounted for as cash flow hedges in accordance with SFAS No. 133. A 1% increase in short-term interest rates on the floating rate debt outstanding under the PVR Revolver (net of amounts fixed through hedging transactions) at March 31, 2008 would cost PVR approximately $2.0 million in additional interest expense.

Item 4	Controls and Procedures

(a) Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we performed an evaluation of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of March 31, 2008. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported accurately and on a timely basis. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of March 31, 2008, such disclosure controls and procedures were effective.

(b) Changes in Internal Control Over Financial Reporting

No changes were made in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1	Legal Proceedings

Loadout LLC (“Loadout”), a subsidiary of PVR, holds permits (which have been assigned to a mine operator who leases the property for mining) to mine at the Nellis Surface Mine in Boone County, West Virginia. The U.S. Army Corps of Engineers (“Corps”) issued a permit under Section 404 of the federal Clean Water Act to Loadout on April 16, 2008, authorizing the placement of fill material into certain waters of the United States in conjunction with the construction of four valley fills, three sediment pond embankments and one haul road at the Nellis Mine. On April 23, 2008, the plaintiffs in the suit Ohio Valley Environmental Coalition v. U.S. Army Corps of Engineers, No. 3:05-0784 (S.D. W. Va.) filed a complaint and motion for a temporary restraining order (“TRO”) seeking to suspend or revoke the Corps’ Section 404 permit, alleging, among other things, violations by the Corps of the National Environmental Policy Act and Clean Water Act. The plaintiffs have since filed a motion to withdraw their motion for a TRO on April 30, 2008, pending good-faith negotiations between the plaintiffs, Loadout, and Loadout’s designated operator, Coal River Mining, LLC, to reach an agreement over the Nellis Section 404 permit. Because of the limited volume of projected coal to be produced from the Nellis Surface Mine relative to total production from all PVR holdings, it is not expected that either a settlement of this matter or possible delay in proceeding with mining pending litigation would materially affect PVR’s business interests.

Item 6	Exhibits

3.1	Amendment No. 1 to Second Amended and Restated Agreement of Limited Partnership of Penn Virginia Resource Partners, L.P. dated April 15, 2008 (incorporated by reference to Exhibit 3.1 to Penn Virginia Resource Partners, L.P.’s Current Report on Form 8-K filed on April 16, 2008).

4.1	Fourth Amendment to Note Purchase Agreement dated March 26, 2008 among Penn Virginia Operating Co., LLC, Penn Virginia Resource Partners, L.P. and the noteholders party thereto (incorporated by reference to Exhibit 4.1 to Penn Virginia Resource Partners, L.P.’s Current Report on Form 8-K filed on March 31, 2008).

10.1	Sixth Amendment, Waiver and Consent to Amended and Restated Credit Agreement dated March 14, 2008 among Penn Virginia Operating Co., LLC, the Guarantors party thereto, PNC Bank, National Association, as Administrative Agent, and the other Lenders party thereto, and in their stated capacities (incorporated by reference to Exhibit 10.1 to Penn Virginia Resource Partners, L.P.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008).

10.2	Seventh Amendment to Amended and Restated Credit Agreement, dated April 9, 2008, among Penn Virginia Operating Co., LLC, the Guarantors party thereto, PNC Bank, National Association, as Administrative Agent, and the other Lenders party thereto, and in their stated capacities (incorporated by reference to Exhibit 10.1 to Penn Virginia Resource Partners, L.P.’s Current Report on Form 8-K filed on April 11, 2008).

12.1	Statement of Computation of Ratio of Earnings to Fixed Charges Calculation.

31.1	Certification Pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PENN VIRGINIA GP HOLDINGS, L.P.

By: PVG GP, LLC

Date: May 9, 2008	By:	/s/ Frank A. Pici
Frank A. Pici
Vice President and Chief Financial Officer

Date: May 9, 2008	By:	/s/ Forrest W. McNair
Forrest W. McNair
Vice President and Controller