Form 10-Q
period 2008-06-30
Penn Virginia GP Holdings, L.P.
filed 2008-08-07
CIK 1366292

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒  Yes    ☐  No

Indicate by a check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes    ☒  No

As of August 6, 2008, 39,074,500 common limited partner units were outstanding.

PENN VIRGINIA GP HOLDINGS, L.P. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1	Financial Statements

PENN VIRGINIA GP HOLDINGS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME – unaudited

(in thousands, except per unit data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenues
Natural gas midstream	$234,797	$114,407	$359,845	$209,725
Coal royalties	31,641	24,029	55,603	49,029
Coal services	1,841	2,092	3,703	3,693
Other	8,226	3,616	14,168	5,897

Total revenues	276,505	144,144	433,319	268,344

Expenses
Cost of midstream gas purchased	202,819	95,077	302,516	174,808
Operating	8,719	5,497	15,512	11,011
Taxes other than income	976	607	2,048	1,450
General and administrative	7,305	6,305	14,439	12,706
Depreciation, depletion and amortization	12,919	9,822	24,419	19,955

Total expenses	232,738	117,308	358,934	219,930

Operating income	43,767	26,836	74,385	48,414

Other income (expense)
Interest expense	(5,374)	(3,617)	(10,306)	(7,164)
Interest income and other	501	466	1,046	819
Derivatives	(29,942)	(7,550)	(22,166)	(10,197)

Income from operations before minority interest	8,952	16,135	42,959	31,872
Minority interest	(2,890)	(7,834)	(20,095)	(15,851)

Net income	$6,062	$8,301	$22,864	$16,021

Basic and diluted net income per limited partner unit	$0.16	$0.21	$0.59	$0.41

Weighted average number of units outstanding, basic and diluted	39,075	39,075	39,075	39,067

The accompanying notes are an integral part of these condensed consolidated financial statements.

PENN VIRGINIA GP HOLDINGS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS – unaudited

(in thousands)

	June 30, 2008	December 31, 2007
Assets
Current assets
Cash and cash equivalents	$25,942	$30,503
Accounts receivable	135,442	78,888
Derivative assets	4,795	1,212
Other current assets	4,690	4,104

Total current assets	170,869	114,707

Property, plant and equipment	944,951	877,571
Accumulated depreciation, depletion and amortization	(168,440)	(146,289)

Net property, plant and equipment	776,511	731,282

Equity investments	77,222	25,640
Goodwill	7,718	7,718
Intangibles, net	27,196	28,938
Other long-term assets	49,937	33,966

Total assets	$1,109,453	$942,251

Liabilities and Partners’ Capital
Current liabilities
Accounts payable	$118,041	$65,763
Accrued liabilities	14,552	10,903
Current portion of long-term debt	58,083	12,561
Deferred income	3,099	2,958
Derivative liabilities	43,396	41,733

Total current liabilities	237,171	133,918

Deferred income	8,303	6,889
Other liabilities	19,035	19,517
Derivative liabilities	6,642	1,315
Long-term debt of PVR	323,100	399,153

Minority interests in PVR	256,088	161,075

Partners’ capital	259,114	220,384

Total liabilities and partners’ capital	$1,109,453	$942,251

The accompanying notes are an integral part of these condensed consolidated financial statements.

PENN VIRGINIA GP HOLDINGS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – unaudited

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Cash flows from operating activities
Net income	$6,062	$8,301	$22,864	$16,021
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	12,919	9,822	24,419	19,955
Commodity derivative contracts:
Total derivative losses	31,459	8,835	24,791	12,325
Cash settlements on derivatives	(9,703)	(2,189)	(19,225)	(4,261)
Non-cash interest expense	204	165	368	329
Minority interest	2,890	7,834	20,095	15,851
Equity earnings, net of distributions received	354	(645)	(6)	(878)
Other	(223)	(158)	(441)	(198)
Changes in operating assets and liabilities	500	1,580	(424)	(2,972)

Net cash provided by operating activities	44,462	33,545	72,441	56,172

Cash flows from investing activities
Acquisitions	(96,220)	(52,117)	(96,240)	(52,456)
Additions to property, plant and equipment	(21,190)	(11,872)	(38,840)	(18,874)
Other	334	154	675	197

Net cash used in investing activities	(117,076)	(63,835)	(134,405)	(71,133)

Cash flows from financing activities
Distributions to partners	(25,220)	(21,032)	(49,392)	(34,374)
Proceeds from PVR borrowings	99,800	52,000	124,800	62,000
Repayments of PVR borrowings	(132,400)	—	(155,400)	(5,000)
Net proceeds from issuance of PVR partners’ capital	138,015	—	138,015	—
Other	(620)	—	(620)	860

Net cash provided by financing activities	79,575	30,968	57,403	23,486

Net increase (decrease) in cash and cash equivalents	6,961	678	(4,561)	8,525
Cash and cash equivalents – beginning of period	18,981	21,534	30,503	13,687

Cash and cash equivalents – end of period	$25,942	$22,212	$25,942	$22,212

Supplemental disclosure:
Cash paid for interest	$4,249	$2,369	$10,372	$6,903

The accompanying notes are an integral part of these condensed consolidated financial statements.

PENN VIRGINIA GP HOLDINGS, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

June 30, 2008

1.	Organization

Penn Virginia GP Holdings, L.P. (the “Partnership,” “we,” “us” or “our”) is a publicly traded Delaware limited partnership formed in June 2006 that currently owns three types of equity interests in Penn Virginia Resource Partners, L.P. (“PVR”), a publicly traded Delaware limited partnership. The equity interests are (1) a 2% general partner interest in PVR, which we hold through our 100% ownership interest in Penn Virginia Resource GP, LLC, PVR’s general partner, (2) all of the incentive distribution rights, or IDRs, in PVR, which we hold through our 100% ownership interest in PVR’s general partner and (3) an approximately 37% limited partner interest in PVR. With the IDRs, we receive an increasing percentage of PVR’s quarterly distributions of available cash from operating surplus after certain levels of cash distributions have been achieved. Our only cash generating assets consist of our equity interests in PVR. Due to our control of the general partner of PVR, the financial results of PVR are included in our condensed consolidated financial statements. However, PVR functions with a capital structure that is independent of ours, consisting of its own debt instruments and publicly traded common units.

Our general partner is an indirect wholly owned subsidiary of Penn Virginia Corporation (“Penn Virginia”). As of June 30, 2008, Penn Virginia and its subsidiaries owned an approximately 82% limited partner interest in us. PVR was formed by Penn Virginia in July 2001 and completed its initial public offering in October 2001. PVR currently conducts operations in two business segments: (1) coal and natural resource management and (2) natural gas midstream. As of June 30, 2008, we owned approximately 39% of PVR, consisting of a 2% general partner interest and an approximately 37% limited partner interest.

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

PVR’s natural gas midstream segment is engaged in providing natural gas processing, gathering and other related services. PVR owns and operates natural gas midstream assets located in Oklahoma and the Texas Panhandle. In July 2008, PVR acquired natural gas midstream assets in the Fort Worth Basin of North Texas. See Note 15 – Subsequent Events. PVR’s natural gas midstream business derives revenues primarily from gas processing contracts with natural gas producers and from fees charged for gathering natural gas volumes and providing other related services. PVR also owns a natural gas marketing business, which aggregates third-party volumes and sells those volumes into intrastate pipeline systems and at market hubs accessed by various interstate pipelines.

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

Our condensed consolidated financial statements include the accounts of the Partnership, all of our wholly owned subsidiaries and PVR, of which we indirectly owned the sole 2% general partner interest and an approximately 37% limited partner interest as of June 30, 2008. Penn Virginia Resource GP, LLC, our wholly owned subsidiary, serves as PVR’s general partner and controls PVR. Intercompany balances and transactions have been eliminated in consolidation. Our condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and Securities and Exchange Commission (“SEC”) regulations. These statements involve the use of estimates and judgments where appropriate. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of our condensed consolidated financial statements have been included. These financial statements should be read in conjunction with our condensed consolidated financial statements and footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2007. Operating results for the three and six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

New Accounting Standard

In April 2008, the Financial Accounting Standards Board (“FASB”) issued Staff Position No. FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”) which amends Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets. The pronouncement requires companies estimating the useful life of a recognized intangible asset to consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, to consider assumptions that market participants would use about renewal or extension. FAS 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008 and must be applied prospectively to intangible assets acquired after the effective date. We will prospectively apply FSP FAS 142-3 to all intangible assets purchased after January 1, 2009.

3.	Acquisition

In April 2008, PVR acquired a 25% member interest in Thunder Creek Gas Services, LLC (“Thunder Creek”), a joint venture that gathers and transports coalbed methane in Wyoming’s Powder River Basin for $51.6 million in cash, after customary closing adjustments. Funding for the acquisition was provided by borrowings under PVR’s revolving credit facility (the “PVR Revolver”). The entire member interest is recorded in equity investments on the condensed consolidated balance sheet. This investment includes $37.3 million of fair value for the net assets acquired and $14.3 million of fair value paid in excess of PVR’s portion of the underlying equity in the net assets acquired related to customer contracts and related customer relations. This excess is being amortized to equity earnings over the life of the underlying contracts. The earnings are recorded in other revenues on the condensed consolidated income statement.

4.	PVR Unit Offering

In the second quarter of 2008, PVR issued 5.15 million common PVR limited partner units to the public representing limited partner interests and received $138.1 million in net proceeds. We made contributions to PVR of $2.9 million in order to maintain our 2% general partner interest. The net proceeds were used to repay a portion of our borrowings under the PVR Revolver.

5.	Gain on Sale of Subsidiary Units

We account for PVR equity issuances as sales of minority interest. For each PVR equity issuance, we have calculated a gain under SEC Staff Accounting Bulletin No. 51 (or Topic 5-H), Accounting for Sales of Stock by a Subsidiary (“SAB 51”). SAB 51 provides guidance on accounting for the effect of issuances of a subsidiary’s stock on the parent’s investment in that subsidiary. In some situations, SAB 51 allows registrants to elect an accounting policy of recording gains or losses on issuances of stock by a subsidiary either in income or as a capital transaction. Accordingly, we adopted a policy of recording SAB 51 gains and losses directly to partners’ capital. As a result of PVR’s unit offerings in May and June 2008, we recognized gains in partners’ capital of $36.6 million and $2.9 million. See Note 4 – PVR Unit Offering.

6.	Fair Value Measurement of Financial Instruments

We adopted SFAS No. 157, Fair Value Measurements, effective January 1, 2008, for financial assets and liabilities measured on a recurring basis. SFAS No. 157 applies to all financial assets and financial liabilities that are being measured and reported on a fair value basis. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. FASB Staff Position FAS 157-2, Effective Date of FASB Statement No. 157, delays the application of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities to fiscal years and interim periods beginning after November 15, 2008.

SFAS No. 157 requires fair value measurements to be classified and disclosed in one of the following three categories:

•

Level 1: Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities. Level 1 inputs generally provide the most reliable evidence of fair value.

•	Level 2: Quoted prices in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability.

•	Level 3: Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity).

The following table summarizes the valuation of our financial instruments by the above SFAS No. 157 categories as of June 30, 2008 (in thousands):

		Fair Value Measurement at June 30, 2008, Using
Description	Fair Value Measurements, June 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap liability - current	$(958)	$—	$(958)	$—
Interest rate swap liability - noncurrent	(1,420)	—	(1,420)	—
Commodity derivative assets - current	4,795	—	4,795	—
Commodity derivative liability - current	(42,438)	—	(42,438)	—
Commodity derivative liability - noncurrent	(5,222)	—	(5,222)	—

Total	$(45,243)	$—	$(45,243)	$—

We use the following methods and assumptions to estimate the fair values in the above table:

•

Commodity derivative instruments: The fair values of PVR’s commodity derivative agreements are determined based on forward price quotes for the respective commodities. This is a level 2 input. We generally use the income approach, using valuation techniques that convert future cash flows to a single discounted value. The discount rates used in the discounted cash flow projections include a measure of nonperformance risk. See Note 7 – Derivative Instruments.

•

Interest rate swaps: PVR has entered into interest rate swap agreements (the “PVR Revolver Swaps”) to establish fixed rates on a portion of the outstanding borrowings under the PVR Revolver. We estimate the fair value of the swaps based on published interest rate yield curves as of the date of the estimate. This is a level 2 input. The discount rates used in the discounted cash flow projections include a measure of nonperformance risk. See Note 7 – Derivative Instruments.

7.	Derivative Instruments

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

The fair values of PVR’s derivative agreements are determined based on forward price quotes for the respective commodities as of June 30, 2008, the credit risks of the counterparties and PVR’s own credit risk. The following table sets forth PVR’s positions as of June 30, 2008 for commodities related to natural gas midstream revenues and cost of midstream gas purchased (in thousands):

	Average Volume Per Day		Weighted Average Price		Weighted Average Price Collars			Estimated Fair Value
					Additional Put Option	Put	Call
Frac Spread	(in MMBtu	)	(per MMBtu	)
Third Quarter 2008 through Fourth Quarter 2008	7,824		$5.02					$(5,944)

Ethane Sale Swap	(in gallons	)	(per gallon	)
Third Quarter 2008 through Fourth Quarter 2008	34,440		$0.4700					(4,774)

Propane Sale Swaps	(in gallons	)	(per gallon	)
Third Quarter 2008 through Fourth Quarter 2008	26,040		$0.7175					(5,675)

Crude Oil Sale Swaps	(in barrels	)	(per barrel	)
Third Quarter 2008 through Fourth Quarter 2008	560		$49.27					(9,334)

Natural Gasoline Collar	(in gallons	)				(per gallon)
Third Quarter 2008 through Fourth Quarter 2008	6,300					$1.4800	$1.6465	(1,611)

Crude Oil Collar	(in barrels	)				(per barrel)
Third Quarter 2008 through Fourth Quarter 2008	400					$65.00	$75.25	(4,784)

Natural Gas Sale Swaps	(in MMBtu	)	(per MMBtu	)
Third Quarter 2008 through Fourth Quarter 2008	4,000		$6.97					4,795

Crude Oil Three-Way Collar	(in barrels	)				(per gallon)
First Quarter 2009 through Fourth Quarter 2009	1,000				$70.00	$90.00	$119.25	(10,292)

Frac Spread Collar (1)	(in MMBtu	)				(in MMBtu)
First Quarter 2009 through Fourth Quarter 2009	6,000					$9.09	$13.94	—

Settlements to be paid in subsequent period								(5,246)

Natural gas midstream segment commodity derivatives - net liability								$(42,865)

(1)	PVR entered into this contract in July 2008

At June 30, 2008, PVR reported a (i) net derivative liability related to the natural gas midstream segment of $42.9 million and (ii) loss in accumulated other comprehensive income (“AOCI”) of $2.9 million related to derivatives in the natural gas midstream segment for which we discontinued hedge accounting in 2006. The $2.9 million loss will be recorded in earnings through the end of 2008 as the hedged transactions settle. Reference the Adoption of SFAS No. 161 section below for the impact of the natural gas midstream commodity derivatives on our condensed consolidated statements of income.

Interest Rate Swaps

PVR has entered into the PVR Revolver Swaps to establish fixed rates on a portion of the outstanding borrowings under the PVR Revolver. Until March 2010, the notional amounts of the PVR Revolver Swaps total $160.0 million. From March 2010 to December 2011, the notional amounts of the PVR Revolver Swaps total $100.0 million. Until March 2010, PVR will pay a weighted average fixed rate of 4.33% on the notional amount, and the counterparties will pay a variable rate equal to the three-month London Interbank Offered Rate (“LIBOR”). From March 2010 to December 2011, PVR will pay a weighted average fixed rate of 4.40% on the notional amount, and the counterparties will pay a variable rate equal to the three-month LIBOR. Settlements on the PVR Revolver Swaps are recorded as interest expense. The PVR Revolver Swaps are designated as cash flow hedges. Accordingly, the effective portion of the change in the fair value of the swap transactions is recorded each period in other comprehensive income. The ineffective portion of the change in fair value, if any, is recorded to current period earnings as interest income (expense). PVR reported a (i) derivative liability of $2.4 million at June 30, 2008 and (ii) loss in accumulated other comprehensive income of $2.4 million at June 30, 2008 related to the PVR Revolver Swaps. In connection with periodic settlements, we recognized $0.6 million and $0.4 million in net hedging losses in interest expense for the three and six months ended June 30, 2008.

Adoption of SFAS No. 161

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133, which amends and expands SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. We elected to adopt SFAS No. 161 early, effective June 30, 2008. SFAS No. 161 requires companies to disclose how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows.

The following table summarizes the effects of PVR’s derivative activities, as well as the location of the gains and losses, on our condensed consolidated statements of income for the three and six months ended June 30, 2008 (in thousands):

	Location of gain (loss) on derivatives recognized in income	Three Months Ended	Six Months Ended
		June 30, 2008
Derivatives designated as hedging instruments under SFAS No. 133:
Interest rate contracts (1)	Interest expense	$(626)	$(359)

Decrease in net income resulting from derivatives designated as hedging instruments under SFAS No. 133		$(626)	$(359)

Derivatives not designated as hedging instruments under SFAS No. 133:
Commodity contracts (1)	Natural gas midstream revenues	$(1,997)	$(4,248)
Commodity contracts (1)	Cost of midstream gas purchased	480	1,623
Commodity contracts	Derivatives	(29,942)	(22,166)

Decrease in net income resulting from derivatives not designated as hedging instruments under SFAS No. 133		$(31,459)	$(24,791)

Total decrease in net income resulting from derivatives		$(32,085)	$(25,150)

Realized and unrealized derivative impact:
Cash paid for commodity contract settlements	Derivatives	(9,703)	(19,225)
Cash received (paid) for interest rate contract settlements	Interest expense	(626)	(359)
Unrealized derivative loss	(2)	(21,756)	(5,566)

Total decrease in net income resulting from derivatives		$(32,085)	$(25,150)

(1)	These amounts represent reclassifications from AOCI. Subsequent to the discontinuation of hedge accounting for commodity derivatives in 2006, amounts remaining in AOCI have been reclassified into earnings in the same period or periods during which the original hedge forecasted transaction affects earnings. The amount remaining in AOCI that will be reclassified to earnings in future periods is $2.9 million.
(2)	This activity represents unrealized losses in the natural gas midstream, cost of midstream gas purchased and derivatives lines on our condensed consolidated statements of income.

The following table summarizes the fair value of our derivative instruments, as well as the locations of these instruments on our condensed consolidated balance sheets as of June 30, 2008 (in thousands):

	Balance Sheet Location	Derivative Assets	Derivative Liabilities
		Fair values as of June 30, 2008
Derivatives designated as hedging instruments under SFAS No. 133:
Interest rate contracts	Derivative liabilities - current	$—	$958
Interest rate contracts	Derivative liabilities - noncurrent	—	1,420

Total derivatives designated as hedging instruments under SFAS No. 133		$—	$2,378

Derivatives not designated as hedging instruments under SFAS No. 133:
Commodity contracts	Derivative assets/liabilities - current	$4,795	$42,438
Commodity contracts	Derivative liabilities - noncurrent	—	5,222

Total derivatives not designated as hedging instruments under SFAS No. 133		$4,795	$47,660

Total fair values of derivative instruments		$4,795	$50,038

The following table summarizes the effect of the PVR Revolver Swaps on our total interest expense for the three and six months ended June 30, 2008 (in thousands):

	Three Months Ended	Six Months Ended
Source	June 30, 2008
Borrowings	$(4,935)	$(10,622)
Capitalized interest (1)	187	675
Interest rate swaps	(626)	(359)

Total interest expense	$(5,374)	$(10,306)

(1)	Capitalized interest for the three and six months ended June 30, 2008 was primarily related to the construction of PVR’s natural gas gathering facilities.

The above derivative activity represents cash flow hedges. As of June 30, 2008, none of PVR’s derivative instruments were classified as fair value hedges, nor were any derivative instruments classified as trading securities. In addition, as of June 30, 2008, none of PVR’s derivative instruments contained credit risk contingencies.

8.	PVR Senior Notes Repayment

In June 2008, PVR notified the holders of its Senior Unsecured Notes due 2013 (the “PVR Notes”) that it would prepay 100% of the aggregate principal amount of the PVR Notes as provided in the Note Purchase Agreements governing the PVR Notes. In July 2008, PVR paid an aggregate of $63.3 million to the noteholders, which amount consists of approximately $58.4 million aggregate principal amount outstanding on the PVR Notes, $1.1 million in accrued and unpaid interest on the PVR Notes through the prepayment date and $3.8 million in make-whole amounts due in connection with the prepayment of the PVR Notes. The PVR Notes were repaid with borrowings under the PVR Revolver. As a result of calling these notes in June 2008, PVR reclassified the PVR Notes to the current liabilities section of its condensed consolidated balance sheets.

9.	Cash Distributions

The following table reflects the allocation of total cash distributions paid by us during the three and six months ended June 30, 2008 and 2007:

	Three Months Ended June 30,		Six Months Ended June 30,
Unitholders	2008	2007	2008	2007
	(in thousands, except per unit data)
Public	$2,375	$1,817	$4,611	$2,306
Penn Virginia Corporation	10,910	8,343	21,178	10,589

Total cash distributions paid	$13,285	$10,160	$25,789	$12,895

Total cash distributions paid per unit	$0.34	$0.26	$0.66	$0.33	(1)

(1)	We paid a pro rata quarterly distribution of $0.07 per unit in February 2007, which covered the period from December 5, 2006 to December 31, 2006.

In February 2008, the board of directors of our general partner paid a $0.32 per unit quarterly distribution, or $1.28 per unit on an annualized basis. In April 2008, the board of directors of our general partner paid a $0.34 per unit quarterly distribution, or $1.36 per unit on an annualized basis. In July 2008, the board of directors of our general partner declared a quarterly distribution of $0.36 per unit, or $1.44 per unit on an annualized basis, for the three months ended June 30, 2008. The distribution will be paid on August 20, 2008 to unitholders of record at the close of business on August 4, 2008.

10.	Related-Party Transactions

General and Administrative

Penn Virginia charges us for certain corporate administrative expenses which are allocable to us and our subsidiaries. When allocating general corporate expenses, consideration is given to property and equipment, payroll and general corporate overhead. Any direct costs are paid by us. Total corporate administrative expenses charged to us and our subsidiaries totaled $1.6 million and $3.3 million for the three and six months ended June 30, 2008. Total corporate administrative expenses that Penn Virginia charged to PVR totaled $1.6 million and $1.4 million for the three months ended June 30, 2008 and 2007 and $3.1 million and $2.6 million for the six months ended June 30, 2008 and 2007. These costs are reflected in general and administrative expenses in our condensed consolidated statements of income. At least annually, our management performs an analysis of general corporate expenses based on time allocations of shared employees and other pertinent factors. Based on this analysis, our management believes that the allocation methodologies used are reasonable.

Accounts Payable – Affiliate

Amounts payable to related parties totaled $18.0 million and $2.6 million as of June 30, 2008 and December 31, 2007. The increase in the balance in the six months ended June 30, 2008 is due primarily to amounts due to a wholly owned subsidiary of Penn Virginia, Penn Virginia Oil & Gas, L.P. (“PVOG”) from PVR related to the natural gas gathering and processing agreement between PVR East Texas Gas Processing, LLC (“PVR East Texas”) and PVOG. See “– Gathering and Processing Revenues.” These balances are included in accounts payable on our condensed consolidated balance sheets.

Marketing Revenues

PVOG and Connect Energy Services, LLC (“Connect Energy”), a wholly owned subsidiary of PVR, are parties to a Master Services Agreement effective September 1, 2006. Pursuant to the Master Services Agreement, PVOG and Connect Energy have agreed that Connect Energy will market all of PVOG’s oil and gas production in Arkansas, Louisiana, Oklahoma and Texas for a fee equal to 1% of the net sales price (subject to specified limitations) received by PVOG for such production. The Master Services

Agreement has a primary term of five years and automatically renews for additional one year terms until terminated by either party. Under the Master Services Agreement, PVOG paid fees to Connect Energy of $0.8 million and $0.6 million for the three months ended June 30, 2008 and 2007 and $1.5 million and $1.0 million for the six months ended June 30, 2008 and 2007. Marketing revenues are included in other revenues on our condensed consolidated statements of income.

Gathering and Processing Revenues

PVR East Texas and PVOG are parties to a natural gas gathering and processing agreement effective during the first quarter of 2008. PVR East Texas will gather and process the natural gas delivered by PVOG. Connect Energy will purchase the processed gas and plant products (NGLs) from PVOG and sell them to third parties. PVOG paid PVR East Texas $0.7 million in the six months ended June 30, 2008 for gathering and processing fees. These gathering and processing revenues are recorded in the natural gas midstream line on our condensed consolidated statements of income. Connect Energy purchased processed gas and plant products from PVOG for $49.8 million in the six months ended June 30, 2008.

Sale of Units

In July 2008, PVR acquired natural gas midstream assets in the Forth Worth Basin in North Texas. Part of the consideration given by PVR in this transaction was 2.0 million of our common units, which PVR purchased from two subsidiaries of Penn Virginia. See Note 15 – Subsequent Events. As a result of this transaction, Penn Virginia Corporation’s ownership interest in us decreased from 82% to 77%.

11.	PVR Unit-Based Compensation

PVR recognized a total of $0.7 million and $0.6 million for the three months ended June 30, 2008 and 2007 and $1.5 million and $1.1 million for the six months ended June 30, 2008 and 2007 of compensation expense related to the granting of common units and deferred common units and the vesting of restricted units granted under its long-term incentive plan. During the six months ended June 30, 2008, 131,551 restricted units with a weighted average grant date fair value of $26.93 per unit were granted to employees of Penn Virginia and its affiliates. During the six months ended June 30, 2008, 70,007 restricted units with a weighted average grant date fair value of $27.27 per unit vested. The restricted units granted in 2008 vest over a three-year period, with one-third vesting in each year. PVR recognizes compensation expense on a straight-line basis over the vesting period.

12.	Comprehensive Income

Comprehensive income represents changes in partners’ capital during the reporting period, including net income and charges directly to partners’ capital which are excluded from net income. The following table sets forth the components of comprehensive income for the three and six months ended June 30, 2008 and 2007:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(in thousands)		(in thousands)
Net income	$6,062	$8,301	$22,864	$16,021
Unrealized holding losses on derivative activities	4,318	771	(825)	571
Reclassification adjustment for derivative activities	2,143	1,112	2,984	1,784

Comprehensive income	$12,523	$10,184	$25,023	$18,376

13.	Commitments and Contingencies

Legal

We are involved, from time to time, in various legal proceedings arising in the ordinary course of business. While the ultimate results of these proceedings cannot be predicted with certainty, our management believes that these claims will not have a material effect on our financial position, liquidity or operations.

Environmental Compliance

PVR’s operations and those of its lessees are subject to environmental laws and regulations adopted by various governmental authorities in the jurisdictions in which these operations are conducted. The terms of PVR’s coal property leases impose liability on the relevant lessees for all environmental and reclamation liabilities arising under those laws and regulations. The lessees are bonded and have indemnified PVR against any and all future environmental liabilities. PVR regularly visits its coal properties to monitor lessee compliance with environmental laws and regulations and to review mining activities. PVR’s management believes that its operations and those of its lessees comply with existing laws and regulations and does not expect any material impact on its financial condition or results of operations.

As of June 30, 2008 and December 31, 2007, PVR’s environmental liabilities included $1.3 million and $1.5 million, which represents PVR’s best estimate of the liabilities as of those dates related to its coal and natural resource management and natural gas midstream businesses. PVR has reclamation bonding requirements with respect to certain unleased and inactive properties. Given the uncertainty of when a reclamation area will meet regulatory standards, a change in this estimate could occur in the future.

Mine Health and Safety Laws

There are numerous mine health and safety laws and regulations applicable to the coal mining industry. However, since PVR does not operate any mines and does not employ any coal miners, PVR is not subject to such laws and regulations. Accordingly, we have not accrued any related liabilities.

14.	Segment Information

Segment information has been prepared in accordance with SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information. Under SFAS No. 131, operating segments are defined as components of an enterprise about which separate financial information is available and is evaluated regularly by the chief operating decision maker, or decision-making group, in assessing performance. Our decision-making group consists of PVR’s Chief Executive Officer and other senior officers. This group routinely reviews and makes operating and resource allocation decisions among PVR’s coal and natural resource management operations and PVR’s natural gas midstream operations. Accordingly, our reportable segments are as follows:

•

PVR Coal and Natural Resource Management – management and leasing of coal properties and subsequent collection of royalties; other land management activities such as selling standing timber and real estate rentals; leasing of fee-based coal-related infrastructure facilities to certain lessees and end-user industrial plants; collection of oil and gas royalties; and coal transportation, or wheelage, fees.

•	PVR Natural Gas Midstream – natural gas processing, gathering and other related services.

The following tables present a summary of certain financial information relating to our segments as of and for the three and six months ended June 30, 2008 and 2007:

	PVR Coal and Natural Resource Management	PVR Natural Gas Midstream	Other	Consolidated
	(in thousands)
For the Three Months Ended June 30, 2008:
Revenues	$39,056	$237,449	$—	$276,505
Cost of midstream gas purchased	—	202,819	—	202,819
Operating costs and expenses	7,547	8,891	562	17,000
Depreciation, depletion and amortization	7,526	5,393	—	12,919

Operating income	$23,983	$20,346	$(562)	43,767

Interest expense, net				(4,873)
Derivatives				(29,942)
Minority interest				(2,890)

Net income				$6,062

Total assets	$697,758	$403,453	$8,242	$1,109,453
Equity investments (1)	$25,030	$52,192	$—	$77,222
Additions to property and equipment and acquisitions	$24,641	$92,769	$—	$117,410
For the Three Months Ended June 30, 2007:
Revenues	$28,410	$115,734	$—	$144,144
Cost of midstream gas purchased	—	95,077	—	95,077
Operating costs and expenses	5,524	6,339	546	12,409
Depreciation, depletion and amortization	5,320	4,502	—	9,822

Operating income	$17,566	$9,816	$(546)	26,836

Interest expense, net				(3,151)
Derivatives				(7,550)
Minority interest				(7,834)

Net income				$8,301

Total assets	$362,383	$405,691	$9,833	$777,907
Equity investments	$26,173	$60	$—	$26,233
Additions to property and equipment and acquisitions	$52,130	$11,859	$—	$63,989

(1)	This increase in equity investments is due to the 25% member interest in Thunder Creek that PVR acquired in the second quarter of 2008 for $51.6 million. See Note 3 – Acquisition.

	PVR Coal and Natural Resource Management	PVR Natural Gas Midstream	Other	Consolidated
	(in thousands)
For the Six Months Ended June 30, 2008:
Revenues	$69,350	$363,969	$—	$433,319
Cost of midstream gas purchased	—	302,516	—	302,516
Operating costs and expenses	13,846	16,975	1,178	31,999
Depreciation, depletion and amortization	13,939	10,480	—	24,419

Operating income	$41,565	$33,998	$(1,178)	74,385

Interest expense, net				(9,260)
Derivatives				(22,166)
Minority interest				(20,095)

Net income				$22,864

Total assets	$697,758	$403,453	$8,242	$1,109,453
Equity investments (1)	$25,030	$52,192	$—	$77,222
Additions to property and equipment and acquisitions	$24,689	$110,391	$—	$135,080
For the Six Months Ended June 30, 2007:
Revenues	$56,894	$211,450	$—	$268,344
Cost of midstream gas purchased	—	174,808	—	174,808
Operating costs and expenses	10,618	13,241	1,308	25,167
Depreciation, depletion and amortization	10,810	9,145	—	19,955

Operating income	$35,466	$14,256	$(1,308)	48,414

Interest expense, net				(6,345)
Derivatives				(10,197)
Minority interest				(15,851)

Net income				$16,021

Total assets	$362,383	$405,691	$9,833	$777,907
Equity investments	$26,173	$60	$—	$26,233
Additions to property and equipment and acquisitions	$53,466	$17,864	$—	$71,330

(1)	This increase in equity investments is due to the 25% member interest in Thunder Creek that PVR acquired in the second quarter of 2008 for $51.6 million. See Note 3 – Acquisition.

15.	Subsequent Events

On July 17, 2008, PVR completed an acquisition of Lone Star Gathering, L.P. in the Fort Worth Basin of North Texas, which included gas gathering and transportation equipment. PVR acquired this business for approximately $160.0 million and a $5.0 million payment guarantee at a later date, plus contingent payments of $30.0 million and $25.0 million. Funding for the acquisition was provided by $80.0 million of borrowings under the PVR Revolver, 2.0 million of our common units (which PVR purchased from two subsidiaries of Penn Virginia) and 0.5 million newly issued PVR common units. The contingent payments will be triggered if a defined geographic area in which a subset of the acquired assets are located reaches certain revenue targets by or before June 30, 2013 and will be funded in cash or PVR common units, at PVR’s election.

On August 5, 2008, PVR amended and restated the PVR Revolver to increase its available borrowings under the PVR Revolver from $600.0 million to $700.0 million and to make it a secured facility. The PVR Revolver is secured by substantially all of PVR’s assets.

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

Overview of Our Business

General

We are a publicly traded Delaware limited partnership formed by Penn Virginia in June 2006. Our only cash generating assets consist of our partner interests in PVR, which consist of the following:

•	a 2% general partner interest in PVR, which we hold through our 100% ownership interest in Penn Virginia Resource GP, LLC, PVR’s general partner;

•	all of the IDRs in PVR, which we hold through our 100% ownership interest in PVR’s general partner; and

•	19,587,049 common units of PVR, representing an approximately 37% limited partner interest in PVR.

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

Our ownership of PVR’s IDRs entitles us to receive the following percentages of cash distributed by PVR as it reaches the following target cash distribution levels:

•	15% of all incremental cash distributed in a quarter after $0.275 has been distributed in respect of each common unit of PVR for that quarter;

•	25% of all incremental cash distributed after $0.325 has been distributed in respect of each common unit of PVR for that quarter; and

•	the maximum sharing level of 50% of all incremental cash distributed after $0.375 has been distributed in respect of each common unit of PVR for that quarter.

Since 2001, PVR has increased its quarterly cash distribution 14 times from $0.25 per unit ($1.00 on an annualized basis) to $0.46 per unit ($1.84 on an annualized basis), which is its most recently declared distribution. These increased cash distributions by PVR have placed us at the third and maximum target cash distribution level as described above. As a consequence, any increase in the cash distribution level from PVR will allow us to share at the 50% level and the cash distributions we receive from PVR with respect to our indirect ownership of the IDRs will increase more rapidly than those with respect to our ownership of the general partner and limited partner interests. Because we are at the maximum target cash distribution level on the IDRs, future growth in distributions we receive from PVR will not result from an increase in the target cash distribution level associated with the IDRs.

Financial Presentation

We reflect our ownership interest in PVR on a consolidated basis, which means that our financial results are combined with PVR’s financial results. The 61% limited partner interest in PVR that we do not own, after the effect of IDRs, is reflected as a minority interest in our results of operations. We have no separate operating activities apart from those conducted by PVR, and our cash flows currently consist of distributions from PVR on the partner interests, including the IDRs, that we own. Accordingly, the discussion and analysis of our financial position and results of operations in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” reflects the operating activities and results of operations of PVR.

Overview of PVR’s Business

PVR is a publicly traded Delaware limited partnership formed by Penn Virginia in 2001 that is principally engaged in the management of coal and natural resource properties and the gathering and processing of natural gas in the United States. Both in its current limited partnership form and in its previous corporate form, PVR has managed coal properties since 1882. PVR currently conducts operations in two business segments: (1) coal and natural resource management and (2) natural gas midstream. Our operating income was $74.4 million for the six months ended June 30, 2008, compared to $48.4 million in the six months ended June 30, 2007. In the six months ended June 30, 2008, the PVR coal and natural resource management segment contributed $41.6 million, or 56%, to operating income, and the PVR natural gas midstream segment contributed $34.0 million, or 46%, to operating income. Corporate operating expenses were $1.2 million for the six months ended June 30, 2008.

The following table presents a summary of certain financial information relating to our segments:

	PVR Coal and Natural Resource Management	PVR Natural Gas Midstream	Other	Consolidated
	(in thousands)
For the Six Months Ended June 30, 2008:
Revenues	$69,350	$363,969	$—	$433,319
Cost of midstream gas purchased	—	302,516	—	302,516
Operating costs and expenses	13,846	16,975	1,178	31,999
Depreciation, depletion and amortization	13,939	10,480	—	24,419

Operating income	$41,565	$33,998	$(1,178)	$74,385

For the Six Months Ended June 30, 2007:
Revenues	$56,894	$211,450	$—	$268,344
Cost of midstream gas purchased	—	174,808	—	174,808
Operating costs and expenses	10,618	13,241	1,308	25,167
Depreciation, depletion and amortization	10,810	9,145	—	19,955

Operating income	$35,466	$14,256	$(1,308)	$48,414

PVR Coal and Natural Resource Management Segment

As of December 31, 2007, PVR owned or controlled 818 million tons of proven and probable coal reserves in Central and Northern Appalachia, the San Juan Basin and the Illinois Basin. PVR enters into long-term leases with experienced, third-party mine operators, providing them the right to mine its coal reserves in exchange for royalty payments. PVR actively works with its lessees to develop efficient methods to exploit the reserves and to maximize production from the properties. PVR does not operate any mines. In the six months ended June 30, 2008, PVR’s lessees produced 16.5 million tons of coal from its properties and paid PVR coal royalties revenues of $55.6 million, for an average royalty per ton of $3.37. Approximately 86% of PVR’s coal royalties revenues in the six months ended June 30, 2008 were derived from coal mined on PVR’s properties under leases containing royalty rates based on the higher of a fixed base price or a percentage of the gross sales price. The balance of PVR’s coal royalties revenues for the respective periods was derived from coal mined on PVR’s properties under leases containing fixed royalty rates that escalate annually.

Coal royalties are impacted by several factors that PVR generally cannot control. The number of tons mined annually is determined by an operator’s mining efficiency, labor availability, geologic conditions, access to capital, ability to market coal and ability to arrange reliable transportation to the end-user. New legislation or regulations have been or may be adopted which may have a significant impact on the mining operations of PVR’s lessees or their customers’ ability to use coal and which may require PVR, its lessees or its lessees’ customers to change operations significantly or incur substantial costs.

To a lesser extent, coal prices also impact coal royalties revenues. Generally, as coal prices change, PVR’s average royalty per ton also changes because the majority of PVR’s lessees pay royalties based on the gross sales prices of the coal mined. Most of PVR’s coal is sold by its lessees under contracts with a duration of one year or more; therefore, changes to PVR’s average royalty occur as its lessees’ contracts are renegotiated. The global markets for most types of coal remain strong. Continued demand from emerging countries and the increased consumption domestically have created a strong global picture. During 2007 and 2008, U.S.-produced coal enjoyed increased demand abroad as dwindling supplies and the decline of the dollar made U.S.-exported coal more attractive.

PVR also earns revenues from the provision of fee-based coal preparation and loading services, from the sale of standing timber on its properties, from oil and gas royalty interests it owns and from coal transportation, or wheelage, fees.

PVR’s management continues to focus on acquisitions that increase and diversify its sources of cash flow.

PVR Natural Gas Midstream Segment

PVR owns and operates natural gas midstream assets located in Oklahoma, the Texas Panhandle and East Texas. These assets include approximately 3,863 miles of natural gas gathering pipelines as of June 30, 2008. In July 2008, PVR completed the Lone Star acquisition in which it acquired approximately 132 additional miles of gas gathering pipelines in the Fort Worth Basin in North Texas. See Note 15 – Subsequent Events in Item 1, “Financial Statements,” of the Condensed Consolidated Financial Statements. PVR’s natural gas midstream business derives revenues primarily from gas processing contracts with natural gas producers and from fees charged for gathering natural gas volumes and providing other related services. PVR also owns a natural gas marketing business, which aggregates third-party volumes and sells those volumes into intrastate pipeline systems and at market hubs accessed by various interstate pipelines. In addition, PVR owns a 25% member interest in Thunder Creek Gas Services, LLC (“Thunder Creek”), a joint venture that gathers and transports coalbed methane in Wyoming’s Powder River Basin.

For the six months ended June 30, 2008, system throughput volumes at PVR’s gas processing plants and gathering systems, including gathering-only volumes, were 41.2 Bcf, or approximately 226 MMcfd. For the six months ended June 30, 2008, one of PVR’s natural gas midstream customers accounted for 24% of PVR’s natural gas midstream revenues and 20% of our total consolidated revenues.

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

Liquidity and Capital Resources

We rely exclusively on distributions from PVR to fund any cash requirements for our operations. PVR generally satisfies its working capital requirements and funds its capital expenditures and debt service obligations from cash generated from its operations and borrowings under PVR’s revolving credit facility (the “PVR Revolver”). PVR believes that the cash generated from its operations and its borrowing capacity will be sufficient to meet its working capital requirements, anticipated capital expenditures (other than major capital improvements or acquisitions), scheduled debt payments and distribution payments. PVR’s ability to satisfy its obligations and planned expenditures will depend upon its future operating performance, which will be affected by, among other things, prevailing economic conditions in the coal industry and natural gas midstream market, some of which are beyond its control.

Cash Flows

The following table summarizes our cash flow statements for the six months ended June 30, 2008 and 2007 (in thousands):

For the Six Months Ended June 30, 2008	PVR Coal and Natural Resource Management	PVR Natural Gas Midstream	Other	Consolidated
Cash flows from operating activities:
Net income contribution	$31,288	$12,723	$(21,147)	$22,864
Adjustments to reconcile net income to net cash provided by operating activities (summarized)	14,199	15,527	20,275	50,001
Net change in operating assets and liabilities	(82,628)	82,218	(14)	(424)

Net cash provided by (used in) operating activities	$(37,141)	$110,468	$(886)	72,441

Net cash used in investing activities	$(24,014)	$(110,391)	$—	(134,405)

Net cash provided by financing activities				57,403

Net decrease in cash and cash equivalents				$(4,561)

For the Six Months Ended June 30, 2007	PVR Coal and Natural Resource Management	PVR Natural Gas Midstream	Other	Consolidated
Cash flows from operating activities:
Net income contribution	$28,521	$4,472	$(16,972)	$16,021
Adjustments to reconcile net income to net cash provided by operating activities (summarized)	10,064	17,209	15,850	43,123
Net change in operating assets and liabilities	(5,523)	2,573	(22)	(2,972)

Net cash provided by (used in) operating activities	$33,062	$24,254	$(1,144)	56,172

Net cash used in investing activities	$(53,269)	$(17,864)	$—	(71,133)

Net cash provided by financing activities				23,486

Net increase in cash and cash equivalents				$8,525

Cash provided by operating activities increased by $16.2 million, or 29%, from $56.2 million in the six months ended June 30, 2007 to $72.4 million in the same period of 2008. The overall increase was primarily attributable to the increase in PVR’s natural gas midstream segment’s operating income, partially offset by increased cash outflows for derivative settlements.

Capital Expenditures

The following table sets forth capital expenditures by segment during the six months ended June 30, 2008 and 2007:

	Six Months Ended June 30,
	2008	2007
	(in thousands)
Coal and natural resource management
Acquisitions	$24,579	$52,456
Expansion capital	—	52
Other property and equipment	110	85

Total	24,689	52,593

Natural gas midstream
Acquisitions	67,651	—
Expansion capital	35,026	12,540
Other property and equipment	7,031	4,635

Total	109,708	17,175

Total capital expenditures	$134,397	$69,768

In the six months ended June 30, 2008, PVR’s natural gas midstream segment made aggregate capital expenditures of $109.7 million, primarily related to PVR’s 25% member interest acquisition of Thunder Creek, a deposit paid in connection with the acquisition of Lone Star Gathering, L.P. (“Lone Star Acquisition”) and expansion capital expenditures related to the Spearman Natural Gas Processing Plant in the Texas Panhandle (“Spearman plant”) and Crossroads Natural Gas Processing Plant in East Texas (“Crossroads plant”).

In April 2008, PVR’s natural gas midstream segment acquired a gathering business in north Texas for approximately $7.8 million, which expanded PVR’s existing gathering system in the Beaver/Perryton area. In May 2008, PVR’s coal and natural resource management segment acquired approximately 29 million tons of coal reserves and an estimated 56 million board feet of hardwood timber in western Virginia and eastern Kentucky for approximately $24.5 million, after customary closing adjustments. These acquisitions were funded by borrowings under the PVR Revolver.

In the six months ended June 30, 2007, PVR’s coal and natural resource management segment made aggregate capital expenditures of $52.6 million, primarily related to acquisitions of coal reserves, a preparation plant and coal handling facilities. In the six months ended June 30, 2007, PVR’s natural gas midstream segment made aggregate capital expenditures of $17.2 million, primarily for natural gas midstream system expansion projects.

PVR funded its coal and natural resource management and natural gas midstream capital expenditures in the six months ended June 30, 2008 and 2007 primarily with cash provided by operating activities and borrowings under the PVR Revolver.

PVR’s distributions to its partners increased to $50.4 million in the six months ended June 30, 2008 from $43.0 million in the six months ended June 30, 2007, because PVR increased the quarterly unit distribution from $0.41 per unit to $0.45 per unit.

PVR had net repayments of $30.6 million in the six months ended June 30, 2008, comprised of net repayments of $24.6 million under the PVR Revolver and net repayments of $6.0 million under the Senior Unsecured Notes due 2013 (the “PVR Notes”). PVR received net proceeds of $138.1 million from the sale of its common units in a public offering in the second quarter of 2008 and $2.9 in contributions from its general partner in order to maintain its 2% general partner interest. These proceeds and contributions were partially offset by capital expenditures of $134.4 million in the six months ended June 30, 2008. This is compared to $57.0 million of net borrowings in the six months ended June 30, 2007, comprised of net borrowings of $62.0 million under the Revolver and net repayments of $5.0 million under the PVR Notes. Funds from the borrowings in the six months ended June 30, 2007 were primarily used for capital expenditures.

Long-Term Debt

As of June 30, 2008, we had no outstanding borrowings other than the borrowings of PVR discussed below, which are included in our condensed consolidated financial statements.

As of June 30, 2008, PVR had outstanding borrowings of $381.5 million, consisting of $323.1 million borrowed under the PVR Revolver and $58.1 million due under the PVR Notes. The current portion of the PVR Notes as of June 30, 2008 was $58.1 million.

PVR Revolver. As of June 30, 2008, PVR had $323.1 million outstanding under the PVR Revolver that matures in December 2011. On April 9, 2008, the available borrowings under the PVR Revolver increased to $600.0 million. The PVR Revolver is available to PVR for general purposes, including working capital, capital expenditures and acquisitions, and includes a $10.0 million sublimit for the issuance of letters of credit. PVR had outstanding letters of credit of $1.6 million as of June 30, 2008. At the current $600.0 million limit on the PVR Revolver, and given the outstanding balance of $323.1 million, net of $1.6 million of letters of credit, PVR could borrow up to $275.3 million. In August 2008, PVR increased its available borrowings under the PVR Revolver from $600.0 million to $700.0 million and secured the PVR Revolver with substantially all of PVR’s assets. In the six months ended June 30, 2008, PVR incurred commitment fees of $0.2 million on the unused portion of the PVR Revolver. The interest rate under the PVR Revolver fluctuates based on the ratio of PVR’s total indebtedness-to-EBITDA. Interest is payable at a base rate plus an applicable margin of up to 0.75% if PVR selects the base rate borrowing option under the PVR Revolver or at a rate derived from LIBOR plus an applicable margin ranging from 0.75% to 1.75% if PVR selects the LIBOR-based borrowing option. The weighted average interest rate on borrowings outstanding under the PVR Revolver in the six months ended June 30, 2008 was 4.6%.

The financial covenants under the PVR Revolver require PVR not to exceed specified debt-to-consolidated EBITDA and consolidated EBITDA-to-interest expense ratios. The PVR Revolver prohibits PVR from making distributions to its partners if any potential default, or event of default, as defined in the PVR Revolver, occurs or would result from the distributions. In addition, the PVR Revolver contains various covenants that limit, among other things, PVR’s ability to incur indebtedness, grant liens, make certain loans, acquisitions and investments, make any material change to the nature of its business, acquire another company or enter into a merger or sale of assets, including the sale or transfer of interests in its subsidiaries. As of June 30, 2008, PVR was in compliance with all of its covenants under the PVR Revolver.

PVR Notes. As of June 30, 2008, PVR owed $58.1 million under the PVR Notes. The PVR Notes bore interest at a fixed rate of 6.02% and were scheduled to mature in March 2013, with semi-annual principal and interest payments.

In June 2008, PVR notified the holders of the PVR Notes that it would prepay 100% of the aggregate principal amount of the PVR Notes as provided in the Notes Purchase Agreements governing the PVR Notes. In July 2008, PVR paid an aggregate of $63.3 million to the noteholders, which amount consists of approximately $58.4 million aggregate principal amount outstanding on the PVR Notes, $1.1 million in accrued and unpaid interest on the PVR Notes through the prepayment date and $3.8 million in make-whole amounts due in connection with the prepayment of the PVR Notes. The Notes were repaid with borrowings under the PVR Revolver. As a result of calling these notes in June 2008, PVR reclassified the PVR Notes to the current liabilities section of its condensed consolidated balance sheets.

PVR Interest Rate Swaps. PVR has entered into interest rate swap agreements (the “PVR Revolver Swaps”) to establish fixed rates on a portion of the outstanding borrowings under the PVR Revolver. Until March 2010, the notional amounts of the PVR Revolver Swaps total $160.0 million. From March 2010 to December 2011, the notional amounts of the PVR Revolver Swaps total $100.0 million. Until March 2010, PVR will pay a weighted average fixed rate of 4.33% on the notional amount, and the counterparties will pay a variable rate equal to the three-month LIBOR. From March 2010 to December 2011, PVR will pay a weighted average fixed rate of 4.40% on the notional amount, and the counterparties will pay a variable rate equal to the three-month LIBOR. Settlements on the PVR Revolver Swaps are recorded as interest expense. The PVR Revolver Swaps are designated as cash flow hedges. Accordingly, the effective portion of the change in the fair value of the swap transactions is recorded each period in other comprehensive income. The ineffective portion of the change in fair value, if any, is recorded to current period earnings in interest expense. After considering the applicable margin of 1.25% in effect as of June 30, 2008, the total interest rate on the $160.0 million portion of PVR Revolver borrowings covered by the PVR Revolver Swaps was 5.58% at June 30, 2008. In August 2008, PVR entered into an additional interest rate swap with a notional amount of $50.0 million. PVR will pay a weighted average interest rate of 3.877% on the notional amount, and the counterparties will pay a variable rate equal to the three month LIBOR.

PVR Unit Offering

In the second quarter of 2008, PVR issued 5.15 million common PVR limited partner units to the public representing limited partner interests and received $138.1 million in net proceeds. We made contributions to PVR of $2.9 million in order to maintain our 2% general partner interest. The net proceeds were used to repay a portion of our borrowings under the PVR Revolver.

Future Capital Needs and Commitments

Currently, we have no capital requirements. In the future, we may decide to facilitate PVR acquisitions by providing debt or equity to PVR.

Part of PVR’s strategy is to make acquisitions and other capital expenditures which increase cash available for distribution to its unitholders. PVR’s ability to make these acquisitions in the future will depend in part on the availability of debt financing and on its ability to periodically use equity financing through the issuance of new common units, which will depend on various factors, including prevailing market conditions, interest rates and its financial condition and credit rating. For the remainder of 2008, in addition to the acquisitions mentioned above and in the subsequent events footnote to the financial statements included in this filing, PVR anticipates making capital expenditures, excluding acquisitions, of $7.5 million, consisting of $2.2 million in the coal and natural resource management segment and $5.3 million in the natural gas midstream segment. PVR intends to fund these capital expenditures with a combination of cash flows provided by operating activities, borrowings under the PVR Revolver and possibly with the issuance of additional debt securities. PVR makes quarterly cash distributions of its available cash, generally defined as all of its cash and cash equivalents on hand at the end of each quarter less cash reserves. PVR believes that it will continue to have adequate liquidity to fund future recurring operating and investing activities. Short-term cash requirements, such as operating expenses and quarterly distributions to PVR’s general partner and unitholders, are expected to be funded through operating cash flows. Long-term cash requirements for asset acquisitions are expected to be funded by several sources, including cash flows from operating activities, borrowings under credit facilities and the issuance of additional equity and debt securities.

Results of Operations

Selected Financial Data – Consolidated

The following table sets forth a summary of certain consolidated financial data for the three and six months ended June 30, 2008 and 2007:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(in thousands, except per unit data)
Revenues	$276,505	$144,144	$433,319	$268,344
Expenses	$232,738	$117,308	$358,934	$219,930

Operating income	$43,767	$26,836	$74,385	$48,414
Net income	$6,062	$8,301	$22,864	$16,021
Net income per limited partner unit, basic and diluted	$0.16	$0.21	$0.59	$0.41
Cash flows provided by operating activities	$44,462	$33,545	$72,441	$56,172

Operating income increased by $16.9 million in the three months ended June 30, 2008 compared to the same period of 2007 primarily due to a $12.6 million increase in natural gas midstream gross margin and a $7.6 million increase in coal royalties revenues, partially offset by a $3.2 million increase in operating expenses and a $3.1 million increase in depreciation, depletion and amortization expense (“DD&A”). Operating income increased by $26.0 million in the six months ended June 30, 2008 compared to the same period of 2007 primarily due to a $22.4 million increase in natural gas midstream gross margin and a $6.6 million increase in coal royalties revenues, partially offset by a $4.5 million increase in DD&A.

Net income decreased by $2.2 million in the three months ended June 30, 2008 compared to the same period in 2007 primarily due to a $22.4 million increase in derivative expenses, partially offset by the $16.9 million increase in operating income. Net income increased by $6.8 million in the six months ended June 30, 2008 compared to the same period in 2007 primarily due to the $26.0 million increase in operating income, partially offset by a $12.0 million increase in derivative expenses.

The assets, liabilities and earnings of PVR are fully consolidated in our financial statements, with the public unitholders’ ownership interest and PVA’s ownership interest (61%, after the effect of IDRs, as of June 30, 2008) reflected as a minority interest in our condensed consolidated financial statements.

PVR Coal and Natural Resource Management Segment

Three Months Ended June 30, 2008 Compared With the Three Months Ended June 30, 2007

The following table sets forth a summary of certain financial and other data for the PVR coal and natural resource management segment and the percentage change for the three months ended June 30, 2008 and 2007:

	Three Months Ended June 30,		% Change
	2008	2007
	(in thousands, except as noted)
Financial Highlights
Revenues
Coal royalties	$31,641	$24,029	32%
Coal services	1,841	2,092	(12)%
Timber	1,833	238	670%
Oil and gas royalty	1,556	306	408%
Other	2,185	1,745	25%

Total revenues	39,056	28,410	37%

Expenses
Coal royalties expense	3,397	1,820	87%
Other operating	505	694	(27)%
Taxes other than income	371	267	39%
General and administrative	3,274	2,743	19%
Depreciation, depletion and amortization	7,526	5,320	41%

Total expenses	15,073	10,844	39%

Operating income	$23,983	$17,566	37%

Operating Statistics
Royalty coal tons produced by lessees (tons in thousands)	8,839	8,060	10%
Average royalties revenues per ton ($/ton)	$3.58	$2.98	20%
Less royalties expense per ton ($/ton)	(0.38)	(0.23)	65%

Average net coal royalties per ton ($/ton)	$3.20	$2.75	16%

Revenues. Coal royalties revenues increased by $7.6 million, or 32%, from $24.0 million in the three months ended June 30, 2007 to $31.6 million in the same period of 2008. Coal royalties expense increased by $1.6 million, or 87%, from $1.8 million in the three months ended June 30, 2007 to $3.4 million in the same period of 2008 due primarily to the timing of longwall mining in Central Appalachia. Tons produced by PVR’s lessees increased by 0.7 million tons, or 10%, from 8.1 million tons in the three months ended June 30, 2007 to 8.8 million tons in the same period of 2008, which was due primarily to increases in production in the Illinois Basin. The increase in this region was due primarily to the June 2007 acquisition of lease rights to coal reserves in western Kentucky, where PVR first recorded production in August 2007.

PVR’s average net coal royalty per ton, which represents the average coal royalties revenue per ton, net of coal royalties expense, increased by $0.45 per ton, or 16%, from $2.75 per ton in the three months ended June 30, 2007 to $3.20 per ton in the same period of 2008. The increase in the average net coal royalty per ton was due primarily to the increase in average royalty revenues per ton received in Central Appalachia, partially offset by lower royalty revenues per ton received from the aforementioned Illinois Basin acquisition. The increase in average royalty revenues per ton received in Central Appalachia was due primarily to higher coal prices for the region. The decrease in the Illinois Basin was due primarily to a lower royalty rate per ton on the newly acquired lease rights.

The following table summarizes coal production, coal royalties revenues and coal royalties per ton by region for the three months ended June 30, 2008 and 2007:

	Coal Production		Coal Royalties Revenues		Coal Royalties Per Ton
	Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,
Property	2008	2007	2008	2007	2008	2007
	(tons in thousands)		(in thousands)		($/ton)
Central Appalachia	5,144	5,018	$24,450	$18,274	$4.75	$3.64
Northern Appalachia	1,110	1,080	1,857	1,654	1.67	1.53
Illinois Basin	1,119	501	2,312	1,180	2.07	2.36
San Juan Basin	1,466	1,461	3,022	2,921	2.06	2.00

Total	8,839	8,060	$31,641	$24,029	$3.58	$2.98

Less coal royalties expense (1)			(3,397)	(1,820)	(0.38)	(0.23)

Net coal royalties revenues			$28,244	$22,209	$3.20	$2.75

(1)	PVR’s coal royalties expense are incurred primarily in the Central Appalachian region.

Coal services revenues decreased by $0.3 million, or 12%, from $2.1 million in the three months ended June 30, 2007 to $1.8 million in the same period of 2008. This decrease is due primarily to the exhaustion of a fee related to a plant in West Virginia. Timber revenues increased by $1.6 million, or 670%, from $0.2 million in the three months ended June 30, 2007 to $1.8 million in the same period of 2008 primarily due to the effects of PVR’s September 2007 forestland acquisition. Oil and gas royalty revenues increased by $1.3 million, or 408%, from $0.3 million in the three months ended June 30, 2007 to $1.6 million in the same period of 2008 primarily due to the increased royalties resulting from PVR’s October 2007 oil and gas royalty interest acquisition. Other revenues, which consisted primarily of wheelage fees, forfeiture income and management fee income, increased by $0.5 million, or 25%, from $1.7 million in the three months ended June 30, 2007 to $2.2 million in the same period of 2008 primarily due to increased wheelage income in the Central Appalachian region related to an increase in sales prices.

Expenses. Other operating expenses decreased by $0.2 million, or 27%, from $0.7 million in the three months ended June 30, 2007 to $0.5 million in the same period of 2008 primarily due to the timing of core drilling activities. Taxes other than income increased by $0.1 million, or 39%, from $0.3 million in the three months ended June 30, 2007 to $0.4 million in the same period of 2008 primarily due to an increase in severance taxes paid on sales related to PVR’s timber leases. General and administrative expenses increased by $0.6 million, or 19%, from $2.7 million in the three months ended June 30, 2007 to $3.3 million in the same period of 2008 primarily due to increased staffing costs. DD&A expenses increased by $2.2 million, or 41%, from $5.3 million in the three months ended June 30, 2007 to $7.5 million in the same period of 2008 primarily due to increased depletion resulting from PVR’s forestland acquisition in September 2007 and PVR’s oil and gas royalty interest acquisition in October 2007.

Six Months Ended June 30, 2008 Compared With the Six Months Ended June 30, 2007

The following table sets forth a summary of certain financial and other data for the PVR coal and natural resource management segment and the percentage change for the six months ended June 30, 2008 and 2007:

	Six Months Ended June 30,		% Change
	2008	2007
	(in thousands, except as noted)
Financial Highlights
Revenues
Coal royalties	$55,603	$49,029	13%
Coal services	3,703	3,693	0%
Timber	3,417	417	719%
Oil and gas royalty	2,790	583	379%
Other	3,837	3,172	21%

Total revenues	69,350	56,894	22%

Expenses
Coal royalties expense	5,909	3,603	64%
Other operating	736	1,066	(31)%
Taxes other than income	742	590	26%
General and administrative	6,459	5,359	21%
Depreciation, depletion and amortization	13,939	10,810	29%

Total expenses	27,785	21,428	30%

Operating income	$41,565	$35,466	17%

Operating Statistics
Royalty coal tons produced by lessees (tons in thousands)	16,479	16,344	1%
Average royalties revenues per ton ($/ton)	$3.37	$3.00	12%
Less royalties expense per ton ($/ton)	(0.36)	(0.22)	64%

Average net coal royalties per ton ($/ton)	$3.01	$2.78	8%

Revenues. Coal royalties revenues increased by $6.6 million, or 13%, from $49.0 million in the six months ended June 30, 2007 to $55.6 million in the same period of 2008. Coal royalties expense increased by $2.3 million, or 64%, from $3.6 million in the six months ended June 30, 2007 to $5.9 million in the same period of 2008 due primarily to the timing of longwall mining in Central Appalachia. Total tons produced by PVR’s lessees remained relatively constant from the six months ended June 30, 2007 to the same period in 2008, due primarily to increased production in the Illinois Basin that was mostly offset by decreased production in Northern Appalachia. The increased production in the Illinois Basin was primarily due to the June 2007 acquisition of lease rights to coal reserves in western Kentucky, where PVR first recorded production in August 2007. The decreased production in Northern Appalachia was due to adverse conditions related to longwall production.

PVR’s average net coal royalty per ton, which represents the average coal royalties revenue per ton, net of coal royalties expense, increased by $0.23 per ton, or 8%, from $2.78 per ton in the six months ended June 30, 2007 to $3.01 per ton in the same period of 2008. The increase in the average net coal royalty per ton was due primarily to an increase in average royalty revenues per ton received in Central Appalachia, partially offset by lower royalty revenues per ton received form the aforementioned Illinois Basin acquisition. The increase in average royalty revenues per ton received in Central Appalachia was due primarily to higher coal prices for the region. The decrease in the Illinois Basin was due primarily to a lower royalty rate per ton on the newly acquired lease rights.

The following table summarizes coal production, coal royalties revenues and coal royalties per ton by region for the six months ended June 30, 2008 and 2007:

	Coal Production		Coal Royalties Revenues		Coal Royalties Per Ton
	Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
Property	2008	2007	2008	2007	2008	2007
	(tons in thousands)		(in thousands)		($/ton)
Central Appalachia	9,955	9,975	$43,029	$37,184	$4.32	$3.73
Northern Appalachia	1,784	2,450	2,991	3,757	1.68	1.53
Illinois Basin	2,152	1,120	4,250	2,487	1.97	2.22
San Juan Basin	2,588	2,799	5,333	5,601	2.06	2.00

Total	16,479	16,344	$55,603	$49,029	$3.37	$3.00

Less coal royalties expense (1)			(5,909)	(3,603)	(0.36)	(0.22)

Net coal royalties revenues			$49,694	$45,426	$3.01	$2.78

(1)	PVR’s coal royalties expense are incurred primarily in the Central Appalachian region.

Coal services revenues remained relatively constant from the six months ended June 30, 2007 to the same period of 2008. Timber revenues increased by $3.0 million, or 719%, from $0.4 million in the six months ended June 30, 2007 to $3.4 million in the same period of 2008 primarily due to the effects of PVR’s September 2007 forestland acquisition. Oil and gas royalty revenues increased by $2.2 million, or 379%, from $0.6 million in the six months ended June 30, 2007 to $2.8 million in the same period of 2008 primarily due to the increased royalties resulting from PVR’s October 2007 oil and gas royalty interest acquisition. Other revenues, which consisted primarily of wheelage fees, forfeiture income and management fee income, increased by $0.6 million, or 21%, from $3.2 million in the six months ended June 30, 2007 to $3.8 million in the same period of 2008 primarily due to increased wheelage income in the Central Appalachian region related to an increase in sales prices.

Expenses. Other operating expenses decreased by $0.4 million, or 31%, from $1.1 million in the six months ended June 30, 2007 to $0.7 million in the same period of 2008 primarily due to the timing of core drilling activities. Taxes other than income increased by $0.1 million, or 26%, from $0.6 million in the six months ended June 30, 2007 to $0.7 million in the same period of 2008 primarily due to an increase in severance taxes paid on sales related to PVR’s timber leases. General and administrative expenses increased by $1.1 million, or 21%, from $5.4 million in the six months ended June 30, 2007 to $6.5 million in the same period of 2008 primarily due to increased staffing costs. DD&A expenses increased by $3.1 million, or 29%, from $10.8 million in the six months ended June 30, 2007 to $13.9 million in the same period of 2008 primarily due to increased depletion resulting from PVR”s forestland acquisition in September 2007 and PVR’s oil and gas royalty interest acquisition in October 2007.

PVR Natural Gas Midstream Segment

Three Months Ended June 30, 2008 Compared With the Three Months Ended June 30, 2007

The following table sets forth a summary of certain financial and other data for the PVR natural gas midstream segment and the percentage change for the three months ended June 30, 2008 and 2007:

	Three Months Ended June 30,
	2008	2007	% Change
	(in thousands, except as noted)
Financial Highlights
Revenues
Residue gas	$153,537	$69,384	121%
Natural gas liquids	70,507	41,162	71%
Condensate	8,452	3,157	168%
Gathering and transportation fees	2,301	704	227%

Total natural gas midstream revenues (1)	234,797	114,407	105%
Equity earnings in equity investment	556	—	—
Producer services	2,096	1,327	58%

Total revenues	237,449	115,734	105%

Expenses
Cost of midstream gas purchased (1)	202,819	95,077	113%
Operating	4,817	2,983	61%
Taxes other than income	605	336	80%
General and administrative	3,469	3,020	15%
Depreciation and amortization	5,393	4,502	20%

Total operating expenses	217,103	105,918	105%

Operating income	$20,346	$9,816	107%

Operating Statistics
System throughput volumes (MMcf)	23,884	17,019	40%
System throughput volumes (MMcf/day)	262	187	40%

Gross margin	$31,978	$19,330	65%
Impact of derivatives	(8,186)	(904)	806%

Gross margin, adjusted for impact of derivatives	$23,792	$18,426	29%

Gross margin ($/Mcf)	$1.34	$1.14	18%
Impact of derivatives ($/Mcf)	(0.34)	(0.05)	580%

Gross margin, adjusted for impact of derivatives ($/Mcf)	$1.00	$1.09	(8)%

(1)	In the three months ended June 30, 2008, PVR recorded $49.8 million of natural gas midstream revenue and $49.8 million for the cost of midstream gas purchased related to the purchase of natural gas from Penn Virginia Oil & Gas, L.P. (“PVOG”) and the subsequent sale of that gas to third parties. These transactions do not impact the gross margin.

Gross Margin. PVR’s gross margin is the difference between natural gas midstream revenues and the cost of midstream gas purchased. Natural gas midstream revenues included residue gas sold from processing plants after NGLs were removed, NGLs sold after being removed from system throughput volumes received, condensate collected and sold and gathering and other fees primarily from natural gas volumes connected to PVR’s gas processing plants. Cost of midstream gas purchased consisted of amounts payable to third-party producers for natural gas purchased under percentage-of-proceeds and gas purchase/keep-whole contracts.

Natural gas midstream revenues increased by $120.4 million, or 105%, from $114.4 million in the three months ended June 30, 2007 to $234.8 million in the same period of 2008. Cost of midstream gas purchased increased by $107.7 million, or 113%, from $95.1 million in the three months ended June 30, 2007 to $202.8 million in the same period of 2008. PVR’s gross margin increased by $12.7 million, or 65%, from $19.3 million in the three months ended June 30, 2007 to $32.0 million in the same period of 2008. The gross margin increase was a result of increased commodity pricing, increased system throughput volumes and higher fractionation, or “frac” spreads during the three months ended June 30, 2008 compared to the same period of 2007. Frac spreads are the difference between the price of NGLs sold and the cost of natural gas purchased on a per MMBtu basis.

System throughput volumes increased by 75 MMcfd, or 40%, from 187 MMcfd in the three months ended June 30, 2007 to 262 MMcfd in the same period of 2008. This increase in throughput volumes is due primarily to the Crossroads plant in East Texas, which became fully operational in the second quarter of 2008. Also, the continued successful development by producers operating in the vicinity of PVR’s systems, as well as PVR’s success in contracting and connecting new supply contributed to the increase in throughput volume.

In the second quarter of 2008, two expansion projects related to PVR’s natural gas processing facilities were operational. These two natural gas processing facilities included the Spearman plant in the Texas Panhandle, which was placed into service in February 2008 and has approximately 60 MMcfd capacity, and the Crossroads plant in East Texas, which was placed in service in April 2008 and has approximately 80 MMcfd capacity. The Crossroads plant will process most of the Cotton Valley gas production for Penn Virginia, and the Spearman plant will process gas that had previously bypassed the Beaver plant.

During the three months ended June 30, 2008, PVR generated a majority of its gross margin from contractual arrangements under which PVR’s margin is exposed to increases and decreases in the price of natural gas and NGLs. As part of PVR’s risk management strategy, we use derivative financial instruments to economically hedge NGLs sold and natural gas purchased. Adjusted for the impact of derivative financial instruments, PVR’s gross margin increased by $5.4 million, or 29%, from $18.4 million for the three months ended June 30, 2007 to $23.8 million for the same period of 2008. On a per Mcf basis, the gross margin adjusted for the impact of derivatives decreased by $0.09, or 8%, from $1.09 per Mcf in the three months ended June 30, 2007 to $1.00 per Mcf in the same period of 2008. The decrease in gross margin on a per Mcf basis was due to an increase in fee-based volumes associated with the Crossroads plant.

Producer Services. Producer services revenues increased by $0.8 million, or 58%, from $1.3 million in the three months ended June 30, 2007 to $2.1 million in the same period of 2008 primarily due to an increase in collected agent fees for the marketing of Penn Virginia’s and other third parties’ natural gas production.

Equity Earnings in Equity Investment. This increase is due to PVR’s 25% member interest in Thunder Creek, a joint venture that gathers and transports coalbed methane in Wyoming’s Powder River Basin. PVR acquired this member interest in the second quarter of 2008.

Expenses. Total operating costs and expenses increased primarily due to increases in operating expenses, taxes other than income, general and administrative expenses and depreciation and amortization.

Operating expenses increased by $1.8 million, or 61%, from $3.0 million in the three months ended June 30, 2007 to $4.8 million in the same period of 2008 primarily due to expenses related to PVR’s expanding footprint in areas of operation, including the addition of the Spearman and Crossroads plants. Taxes other than income increased by $0.3 million, or 80%, from $0.3 million in the three months ended June 30, 2007 to $0.6 million in the same period of 2008 primarily due to increased property taxes resulting from the construction of the Spearman and Crossroads plants. General and administrative expenses increased by $0.5 million, or 15%, from $3.0 million in the three months ended June 30, 2007 to $3.5 million in the same period of 2008 primarily due to increased staffing costs. Depreciation and amortization expenses increased by $0.9 million, or 20%, from $4.5 million in the three months ended June 30, 2007 to $5.4 million in the same period of 2008. This increase is primarily due to expansion capital incurred, which includes the Spearman and Crossroads plants.

Six Months Ended June 30, 2008 Compared With the Six Months Ended June 30, 2007

The following table sets forth a summary of certain financial and other data for the PVR natural gas midstream segment and the percentage change for the six months ended June 30, 2008 and 2007:

	Six Months Ended June 30,
	2008	2007	% Change
	(in thousands, except as noted)
Financial Highlights
Revenues
Residue gas	$215,204	$129,064	67%
Natural gas liquids	126,704	73,150	73%
Condensate	14,668	6,073	142%
Gathering and transportation fees	3,269	1,438	127%

Total natural gas midstream revenues (1)	359,845	209,725	72%
Equity earnings in equity investment	556	—	—
Producer services	3,568	1,725	107%

Total revenues	363,969	211,450	72%

Expenses
Cost of midstream gas purchased (1)	302,516	174,808	73%
Operating	8,867	6,342	40%
Taxes other than income	1,306	856	53%
General and administrative	6,802	6,043	13%
Depreciation and amortization	10,480	9,145	15%

Total operating expenses	329,971	197,194	67%

Operating income	$33,998	$14,256	138%

Operating Statistics
System throughput volumes (MMcf)	41,171	32,919	25%
System throughput volumes (MMcf/day)	226	182	24%

Gross margin	$57,329	$34,917	64%
Impact of derivatives	(16,600)	(2,133)	678%

Gross margin, adjusted for impact of derivatives	$40,729	$32,784	24%

Gross margin ($/Mcf)	$1.39	$1.06	31%
Impact of derivatives ($/Mcf)	(0.40)	(0.07)	471%

Gross margin, adjusted for impact of derivatives ($/Mcf)	$0.99	$0.99	—

(1)	In the six months ended June 30, 2008, PVR recorded $49.8 million of natural gas midstream revenue and $49.8 million for the cost of midstream gas purchased related to the purchase of natural gas from PVOG and the subsequent sale of that gas to third parties. These transactions do not impact the gross margin.

Gross Margin. Natural gas midstream revenues increased by $150.1 million, or 72%, from $209.7 million in the six months ended June 30, 2007 to $359.8 million in the same period of 2008. Cost of midstream gas purchased increased by $127.7 million, or 73%, from $174.8 million in the six months ended June 30, 2007 to $302.5 million in the same period of 2008. PVR’s gross margin increased by $22.4 million, or 64%, from $34.9 million in the six months ended June 30, 2007 to $57.3 million in the same period of 2008. The gross margin increase was a result of increased commodity pricing, increased system throughput volumes and higher fractionation, or “frac” spreads during the six months ended June 30, 2008 compared to the same period of 2007. Frac spreads are the difference between the price of NGLs sold and the cost of natural gas purchased on a per MMBtu basis.

System throughput volumes increased by 44 MMcfd, or 24%, from 182 MMcfd in the six months ended June 30, 2007 to 226 MMcfd in the same period of 2008. This increase in throughput volumes is due primarily to the Crossroads plant in East Texas, which became fully operational in the second quarter of 2008. Also, the continued successful development by producers operating in the vicinity of PVR’s systems, as well as PVR’s success in contracting and connecting new supply contributed to the increase in throughput volume.

In the second quarter of 2008, two expansion projects related to PVR’s natural gas processing facilities were operational. These two natural gas processing facilities included the Spearman plant in the Texas Panhandle, which was placed into service in February 2008 and has approximately 60 MMcfd capacity and the Crossroads plant in East Texas, which was placed in service in April 2008 and has approximately 80 MMcfd capacity. The Crossroads plant will process most of the Cotton Valley gas production for Penn Virginia, and the Spearman plant will process gas that had previously bypassed the Beaver plant.

During the six months ended June 30, 2008, PVR generated a majority of its gross margin from contractual arrangements under which its gross margin is exposed to increases and decreases in the price of natural gas and NGLs. As part of PVR’s risk management strategy, PVR uses derivative financial instruments to economically hedge NGLs sold and natural gas purchased. Adjusted for the impact of derivative financial instruments, PVR’s gross margin increased by $7.9 million, or 24%, from $32.8 million for the six months ended June 30, 2007 to $40.7 million for the same period of 2008. On a per Mcf basis, the gross margin adjusted for the impact of derivatives remained relatively constant in the six months ended June 30, 2007 to the same period of 2008.

Producer Services. Producer services revenues increased by $1.9 million, or 107%, from $1.7 million in the six months ended June 30, 2007 to $3.6 million in the same period of 2008 primarily due to an increase in collected agent fees for the marketing of Penn Virginia’s and other third parties’ natural gas production.

Equity Earnings in Equity Investment. This increase is due to PVR’s 25% member interest in Thunder Creek, a joint venture that gathers and transports coalbed methane in Wyoming’s Powder River Basin. PVR acquired this member interest in the second quarter of 2008.

Expenses. Total operating costs and expenses increased primarily due to increases in operating expenses, taxes other than income, general and administrative expenses and depreciation and amortization.

Operating expenses increased by $2.6 million, or 40%, from $6.3 million in the six months ended June 30, 2007 to $8.9 million in the same period of 2008 primarily due to expenses related to PVR’s expanding footprint in areas of operation, including the addition of the Spearman and Crossroads plants. Taxes other than income increased by $0.4 million, or 53%, from $0.9 million in the six months ended June 30, 2007 to $1.3 million in the same period of 2008 primarily due to increased property taxes resulting from the construction of the Spearman and Crossroads plants. General and administrative expenses increased by $0.8 million, or 13%, from $6.0 million in the six months ended June 30, 2007 to $6.8 million in the same period of 2008 primarily due to increased staffing costs. Depreciation and amortization expenses increased by $1.4 million, or 15%, from $9.1 million in the six months ended June 30, 2007 to $10.5 million in the same period of 2008. This increase is primarily due to expansion capital incurred, which includes the Spearman and Crossroads plants.

Corporate and Other

Our corporate and other results consist of corporate operating expenses, interest expense, derivative expenses and minority interest.

Corporate Operating Expenses. Corporate operating expenses primarily consist of general and administrative expenses other than from the PVR coal and natural resource management and PVR natural gas midstream segments. Corporate operating expenses remained relatively constant from both the three and six months ended June 30, 2007 to the same periods of 2008.

Interest Expense. Interest expense increased by $1.8 million, or 49%, from $3.6 million in the three months ended June 30, 2007 to $5.4 million in the same period of 2008. This increase is primarily due to the increase in PVR’s average debt balance, which increased from $241.6 million for the three months ended June 30, 2007 to $411.8 million for the same period of 2008. The increase in PVR’s average debt balance is due primarily to acquisitions and expansion activity. PVR also capitalized $0.2 million of interest costs in the three months ended June 30, 2008 related to the construction of the Spearman and Crossroads plants. PVR had no capitalized interest in the three months ended June 30, 2007.

Interest expense increased by $3.1 million, or 44%, from $7.2 million in the six months ended June 30, 2007 to $10.3 million in the same period of 2008. This increase is primarily due to the increase in PVR’s average debt balance, which increased from $232.9 million for the six months ended June 30, 2007 to $411.9 million for the same period of 2008. The increase in PVR’s average debt balance is due primarily to acquisitions and expansion activity. PVR also capitalized $0.7 million of interest costs in the six months ended June 30, 2008 related to the construction of the Spearman and Crossroads plants. PVR had no capitalized interest in the six months ended June 30, 2007.

Derivatives. Our results of operations and operating cash flows were impacted by changes in market prices for NGLs, crude oil and natural gas prices. Commodity markets are volatile, and as a result, PVR’s hedging activity results can vary significantly. Our results of operations are affected by the volatility of changes in fair value, which fluctuate with changes in NGL, crude oil and natural gas prices.

Commodity prices increased substantially in the second quarter of 2008, resulting in derivative expenses of $29.9 million for changes in fair value. Cash paid for settlements totaled $9.7 million for the three months ended June 30, 2008. The derivative expenses in the three months ended June 30, 2007 were $7.6 million for changes in fair value. Cash paid for settlements totaled $2.2 million for the three months ended June 30, 2007.

Primarily due to the increase in commodity prices in the six months ended June 30, 2008, derivative expenses were $22.2 million for changes in fair value. Cash paid for settlements totaled $19.2 million for the six months ended June 30, 2008. The derivative expenses in the six months ended June 30, 2007 were $10.2 million for changes in fair value. Cash paid for settlements totaled $4.3 million in the six months ended June 30, 2007.

Minority Interest. Minority interest represents net income allocated to the limited partner units owned by the public. In the three months ended June 30, 2008 and 2007, minority interest reduced our consolidated income from operations by $0.7 million and $7.8 million. In the six months ended June 30, 2008 and 2007, minority interest reduced our consolidated income from operations by $17.9 million and $15.9 million. The decrease in minority interest for the three months ended June 30, 2008 compared to the same period in 2007 was primarily due the decrease in PVR’s net income from $16.6 million to $9.5 million. The increase in minority interest for the six months ended June 30, 2008 and 2007 was primarily due to the increase in PVR’s net income from $33.0 million to $44.0 million.

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

Derivative Activities

Until 2006, we used hedge accounting for commodity derivative financial instruments as allowed under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Our commodity derivative financial instruments initially qualified as cash flow hedges, and changes in fair value from these contracts were deferred in accumulated comprehensive income until the hedged transactions settled. When we discontinued hedge accounting in 2006, a net loss remained in accumulated other comprehensive income. As the hedged transactions settled in 2006 and 2007, we and PVR recognized the deferred changes in fair value in revenues and cost of gas purchased in our condensed consolidated statements of income. As of June 30, 2008, PVR had $2.9 million of losses remaining in accumulated other comprehensive income. PVR will recognize these hedging losses during the remainder of 2008 as the hedged transactions settle.

Beginning in 2006, we began recognizing changes in fair value in earnings currently, rather than deferring such amounts in accumulated other comprehensive income (partners’ capital). Because we no longer use hedge accounting for our commodity derivatives, we have experienced and could continue to experience significant changes in the estimate of derivative gains or losses recognized due to fluctuations in the value of these contracts. Our results of operations are affected by the potential volatility of changes in fair value, which fluctuate with changes in NGL, crude oil and natural gas prices. These fluctuations could be significant in a volatile pricing environment.

Equity Investments

PVR uses the equity method of accounting to account for its 25% member interest in Thunder Creek, as well as its investment in a coal handling joint venture, recording the initial investment at cost. Subsequently, the carrying amount of the investment is increased to reflect its share of income of the investee and is reduced to reflect its share of losses of the investee or distributions received from the investee as the joint ventures reports them. PVR’s share of earnings or losses from Thunder Creek is included in other revenues on the condensed consolidated statements of income, and PVR’s share of earnings and losses from the coal handling joint venture is included in coal services on the condensed consolidated statements of income. Other revenues and coal services revenues also include amortization of the amount of the equity investments that exceed our portion of the underlying equity in net assets. PVR records amortization over the life of the contracts acquired in the Thunder Creek acquisition and the life of the coal services contracts acquired in acquisition of the aforementioned coal handling joint venture.

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

Goodwill

Under SFAS No. 141, Business Combinations, and SFAS No. 142, goodwill recorded in connection with a business combination is not amortized, but tested for impairment at least annually. Accordingly, we do not amortize goodwill. We test goodwill for impairment during the fourth quarter of each fiscal year.

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

Fair Value Measurements

We adopted SFAS No. 157, Fair Value Measurements, effective January 1, 2008, for financial assets and liabilities measured on a recurring basis. SFAS No. 157 applies to all financial assets and financial liabilities that are being measured and reported on a fair value basis. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. FASB Staff Position FAS 157-2, Effective Date of FASB Statement No. 157, delays the application of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities to fiscal years and interim periods beginning after November 15, 2008.

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

We use the following methods and assumptions to estimate the fair values of financial instruments:

•

Commodity derivative instruments: The fair values of PVR’s derivative agreements are determined based on forward price quotes for the respective commodities. This is a level 2 input. PVR generally uses the income approach, using valuation techniques that convert future cash flows to a single discounted value. The discount rates used in the discounted cash flow projections include a measure of nonperformance risk. See Note 7 – Derivative Instruments in Item 1, “Financial Statements,” of the Condensed Consolidated Financial Statements.

•

Interest rate swaps: PVR has entered into the PVR Revolver Swaps to establish fixed rates on a portion of the outstanding borrowings under the PVR Revolver. PVR estimates the fair value of the swaps based on published interest rate yield curves as of the date of the estimate. This is a level 2 input. The discount rates used in the discounted cash flow projections include a measure of nonperformance risk. See Note 7 – Derivative Instruments in Item 1, “Financial Statements,” of the Condensed Consolidated Financial Statements.

Gain on Sale of Subsidiary Units

We account for PVR equity issuances as sales of minority interest. For each PVR equity issuance, we have calculated a gain under SEC Staff Accounting Bulletin No. 51 (or Topic 5-H), Accounting for Sales of Stock by a Subsidiary (“SAB 51”). SAB 51 provides guidance on accounting for the effect of issuances of a subsidiary’s stock on the parent’s investment in that subsidiary. In some situations, SAB 51 allows registrants to elect an accounting policy of recording gains or losses on issuances of stock by a subsidiary either in income or as a capital transaction. Accordingly, we adopted a policy of recording SAB 51 gains and losses directly to partners’ capital.

Environmental Matters

PVR’s operations and those of its lessees are subject to environmental laws and regulations adopted by various governmental authorities in the jurisdictions in which these operations are conducted. The terms of PVR’s coal property leases impose liability on the relevant lessees for all environmental and reclamation liabilities arising under those laws and regulations. The lessees are bonded and have indemnified PVR against any and all future environmental liabilities. PVR regularly visits its coal properties to monitor lessee compliance with environmental laws and regulations and to review mining activities. PVR’s management believes that its operations and those of its lessees comply with existing laws and regulations and does not expect any material impact on its financial condition or results of operations.

As of June 30, 2008 and December 31, 2007, PVR’s environmental liabilities included $1.3 million and $1.5 million, which represents PVR’s best estimate of the liabilities as of those dates related to its coal and natural resource management and natural gas midstream businesses. PVR has reclamation bonding requirements with respect to certain unleased and inactive properties. Given the uncertainty of when a reclamation area will meet regulatory standards, a change in this estimate could occur in the future.

Recent Accounting Pronouncements

See Note 2 – Summary of Significant Accounting Policies in Item 1, “Financial Statements,” of the Condensed Consolidated Financial Statements for a description of recent accounting pronouncements.

Forward-Looking Statements

Certain statements contained herein that are not descriptions of historical facts are “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Because such statements include risks, uncertainties and contingencies, actual results may differ materially from those expressed or implied by such forward-looking statements. These risks, uncertainties and contingencies include, but are not limited to, the following:

•	the volatility of commodity prices for natural gas, NGLs, crude oil and coal;

•	the relationship between natural gas, NGL and coal prices;

•	the projected demand for and supply of natural gas, NGLs and coal;

•	competition among producers in the coal industry generally and among natural gas midstream companies;

•	the extent to which the amount and quality of actual production of PVR’s coal differs from estimated recoverable coal reserves;

•	PVR’s ability to generate sufficient cash from its businesses to maintain and pay the quarterly distribution to its general partner and its unitholders;

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

For the six months ended June 30, 2008, PVR reported a net derivative expense of $22.2 million. Until 2006, PVR used hedge accounting for commodity derivative financial instruments as allowed under SFAS No. 133. PVR’s commodity derivative financial instruments initially qualified as cash flow hedges, and changes in fair value from these contracts were deferred in accumulated comprehensive income until the hedged transactions settled. When PVR discontinued hedge accounting in 2006, a loss remained in accumulated other comprehensive income. As the hedged transactions settled in 2006 and 2007, PVR recognized the deferred change in fair value in revenues and cost of gas purchased in our condensed consolidated statements of income. As of June 30, 2008, PVR had $2.9 million of losses remaining in accumulated other comprehensive income. PVR will recognize these hedging losses during the remainder of 2008 as the hedged transactions settle.

Beginning in 2006, PVR began recognizing changes in fair value in earnings currently, rather than deferring such amounts in accumulated other comprehensive income (partners’ capital). Because PVR no longer uses hedge accounting for its commodity derivatives, PVR has experienced and could continue to experience significant changes in the estimate of derivative gains or losses recognized due to fluctuations in the values of these contracts. PVR’s results of operations are affected by the potential volatility of changes in fair value, which fluctuate with changes in natural gas, NGL and crude oil prices. These fluctuations could be significant in a volatile pricing environment.

The following table lists PVR’s derivative agreements and their fair values as of June 30, 2008 (in thousands):

				Weighted Average Price Collars
	Average Volume Per Day	Weighted Average Price		Additional Put Option	Put	Call	Estimated Fair Value
Frac Spread	(in MMBtu)	(per MMBtu)
Third Quarter 2008 through Fourth Quarter 2008	7,824	$5.02					$(5,944)

Ethane Sale Swap	(in gallons)	(per gallon)
Third Quarter 2008 through Fourth Quarter 2008	34,440	$0.4700					(4,774)

Propane Sale Swaps	(in gallons)	(per gallon)
Third Quarter 2008 through Fourth Quarter 2008	26,040	$0.7175					(5,675)

Crude Oil Sale Swaps	(in barrels)	(per barrel)
Third Quarter 2008 through Fourth Quarter 2008	560	$49.27					(9,334)

Natural Gasoline Collar	(in gallons)				(per gallon)
Third Quarter 2008 through Fourth Quarter 2008	6,300				$1.4800	$1.6465	(1,611)

Crude Oil Collar	(in barrels)				(per barrel)
Third Quarter 2008 through Fourth Quarter 2008	400				$65.00	$75.25	(4,784)

Natural Gas Sale Swaps	(in MMBtu)	(per MMBtu	)
Third Quarter 2008 through Fourth Quarter 2008	4,000	$6.97					4,795

Crude Oil Three-Way Collar	(in barrels)				(per gallon)
First Quarter 2009 through Fourth Quarter 2009	1,000			$70.00	$90.00	$119.25	(10,292)

Frac Spread Collar (1)	(in MMBtu)				(in MMBtu)
First Quarter 2009 through Fourth Quarter 2009	6,000				$9.09	$13.94	—

Settlements to be paid in subsequent period							(5,246)

Natural gas midstream segment commodity derivatives - net liability							$(42,865)

(1)	PVR entered into this contract in July 2008.

Our management estimates that excluding the derivative positions described above, for every $1.00 per MMBtu decrease or increase in natural gas prices, natural gas midstream gross margin and operating income for the last six months of 2008 would increase or decrease by approximately $5.6 million. In addition, our management estimates that for every $5.00 per barrel increase or decrease in the oil prices, natural gas midstream gross margin and operating income would increase or decrease by approximately $2.3 million. This assumes that crude oil, natural gas prices and inlet volumes remain constant at forecasted levels. These estimated changes in gross margin and operating income exclude the potential cash receipts or payments in settling these derivative positions.

Interest Rate Risk

As of June 30, 2008, PVR had $323.1 million of outstanding indebtedness under the PVR Revolver, which carries a variable interest rate throughout its term. PVR entered into the PVR Revolver Swaps to effectively convert the interest rate on $160.0 million of the amount outstanding under the PVR Revolver from a LIBOR-based floating rate to a weighted average fixed rate of 4.33% plus the applicable margin until March 2010. From March 2010 to December 2011, the PVR Revolver Swaps will effectively convert the interest rate on $100.0 million of the amount outstanding under the PVR Revolver from a LIBOR-based floating rate to a weighted average fixed rate of 4.40% plus the applicable margin. The PVR Revolver Swaps are accounted for as cash flow hedges in accordance with SFAS No. 133. A 1% increase in short-term interest rates on the floating rate debt outstanding under the PVR Revolver (net of amounts fixed through hedging transactions) at June 30, 2008 would cost PVR approximately $1.6 million in additional interest expense.

Item 4	Controls and Procedures

(a) Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we performed an evaluation of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of June 30, 2008. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported accurately and on a timely basis. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of June 30, 2008, such disclosure controls and procedures were effective.

(b) Changes in Internal Control Over Financial Reporting

No changes were made in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 6	Exhibits

10.1	Purchase and Sale Agreement dated June 17, 2008 between Lone Star Gathering, L.P. and Penn Virginia Resource Partners, L.P. as amended by First Amendment to Purchase and Sale Agreement dated as of July 17, 2008 (incorporated by reference to Exhibit 2.1 to Penn Virginia Resource Partners, L.P.’s Current Report on Form 8-K filed on July 22, 2008).

10.2	Units Purchase Agreement dated June 17, 2008 by and among Penn Virginia Resource LP Corp., Kanawha Rail Corp. and Penn Virginia Resource Partners, L.P. (incorporated by reference to Exhibit 10.1 to Penn Virginia Resource Partners, L.P.’s Current Report on Form 8-K filed on July 22, 2008).

12.1	Statement of Computation of Ratio of Earnings to Fixed Charges Calculation.

31.1	Certification Pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PENN VIRGINIA GP HOLDINGS, L.P.

By: PVG GP, LLC

Date: August 7, 2008	By:	/s/ Frank A. Pici
Frank A. Pici
Vice President and Chief Financial Officer

Date: August 7, 2008	By:	/s/ Forrest W. McNair
Forrest W. McNair
Vice President and Controller