Form 10-Q
period 2008-09-30
Penn Virginia GP Holdings, L.P.
filed 2008-11-06
CIK 1366292

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by a check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

As of November 5, 2008, 39,047,500 common limited partner units were outstanding.

PENN VIRGINIA GP HOLDINGS, L.P. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1	Financial Statements

PENN VIRGINIA GP HOLDINGS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME - unaudited

(in thousands, except per unit data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenues
Natural gas midstream	$241,282	$100,370	$601,127	$310,095
Coal royalties	33,308	24,426	88,911	73,455
Coal services	1,815	1,955	5,518	5,648
Other	8,871	3,453	23,039	9,350

Total revenues	285,276	130,204	718,595	398,548

Expenses
Cost of midstream gas purchased	211,262	76,192	513,778	251,000
Operating	9,041	5,224	24,553	16,235
Taxes other than income	969	666	3,017	2,116
General and administrative	7,618	5,980	22,057	18,686
Depreciation, depletion and amortization	16,903	10,645	41,322	30,600

Total expenses	245,793	98,707	604,727	318,637

Operating income	39,483	31,497	113,868	79,911

Other income (expense)
Interest expense	(7,060)	(4,678)	(17,366)	(11,842)
Other	(4,118)	426	(3,072)	1,245
Derivatives	15,742	(10,730)	(6,424)	(20,927)

Income from operations before minority interest	44,047	16,515	87,006	48,387
Minority interest	(23,783)	(7,637)	(43,878)	(23,488)

Net income	$20,264	$8,878	$43,128	$24,899

Basic and diluted net income per limited partner unit	$0.52	$0.23	$1.10	$0.64

Weighted average number of units outstanding, basic and diluted	39,075	39,075	39,075	39,070

The accompanying notes are an integral part of these condensed consolidated financial statements.

PENN VIRGINIA GP HOLDINGS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS - unaudited

(in thousands)

	September 30, 2008	December 31, 2007
Assets
Current assets
Cash and cash equivalents	$19,007	$30,503
Accounts receivable	92,976	78,888
Derivative assets	3,825	1,212
Other current assets	4,845	4,104

Total current assets	120,653	114,707

Property, plant and equipment	1,068,328	877,571
Accumulated depreciation, depletion and amortization	(183,591)	(146,289)

Net property, plant and equipment	884,737	731,282

Equity investments	78,634	25,640
Goodwill	31,768	7,718
Intangibles, net	94,623	28,938
Derivative assets	1,051	—
Other long-term assets	35,970	33,966

Total assets	$1,247,436	$942,251

Liabilities and Partners’ Capital
Current liabilities
Accounts payable	$67,438	$65,763
Accrued liabilities	13,341	10,903
Current portion of long-term debt	—	12,561
Deferred income	3,231	2,958
Derivative liabilities	16,988	41,733

Total current liabilities	100,998	133,918

Deferred income	8,604	6,889
Other liabilities	22,963	19,517
Derivative liabilities	2,982	1,315
Long-term debt of PVR	558,100	399,153
Minority interests in PVR	280,119	161,075
Partners’ capital	273,670	220,384

Total liabilities and partners’ capital	$1,247,436	$942,251

The accompanying notes are an integral part of these condensed consolidated financial statements.

PENN VIRGINIA GP HOLDINGS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - unaudited

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Cash flows from operating activities
Net income	$20,264	$8,878	$43,128	$24,899
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	16,903	10,645	41,322	30,600
Derivative contracts:
Total derivative losses (gains)	(14,239)	12,034	10,552	24,359
Cash settlements of derivatives	(14,054)	(4,702)	(33,279)	(8,963)
Non-cash interest expense	1,175	165	1,543	494
Minority interests in PVR	23,783	7,637	43,878	23,488
Equity earnings, net of distributions received	(1,409)	(255)	(1,415)	(1,133)
Other	(896)	—	(1,337)	(198)
Changes in operating assets and liabilities	(10,853)	(5,366)	(11,277)	(8,338)

Net cash provided by operating activities	20,674	29,036	93,115	85,208

Cash flows from investing activities
Acquisitions	(156,791)	(93,423)	(253,031)	(145,879)
Additions to property, plant and equipment	(16,062)	(10,781)	(54,902)	(29,655)
Other	982	—	1,657	197

Net cash used in investing activities	(171,871)	(104,204)	(306,276)	(175,337)

Cash flows from financing activities
Distributions to partners	(28,884)	(22,079)	(78,276)	(56,453)
Proceeds from PVR borrowings	242,000	107,000	366,800	169,000
Repayments of PVR borrowings	(65,400)	(18,000)	(220,800)	(23,000)
Net proceeds from issuance of PVR partners’ capital	—	—	138,015	—
Other	(3,454)	—	(4,074)	860

Net cash provided by financing activities	144,262	66,921	201,665	90,407

Net increase (decrease) in cash and cash equivalents	(6,935)	(8,247)	(11,496)	278
Cash and cash equivalents – beginning of period	25,942	22,212	30,503	13,687

Cash and cash equivalents – end of period	$19,007	$13,965	$19,007	$13,965

Supplemental disclosure:
Cash paid for interest	$6,764	$6,642	$17,136	$13,545
Noncash investing activities (see Note 3):
Issuance of PVR units for acquisition	$15,171	$—	$15,171	$—
PVG units given as consideration for acquisition	$68,021	$—	$68,021	$—
Other liabilities	$4,673	$—	$4,673	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

PENN VIRGINIA GP HOLDINGS, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

September 30, 2008

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

Our general partner is an indirect wholly owned subsidiary of Penn Virginia Corporation (“Penn Virginia”). As of September 30, 2008, Penn Virginia and its subsidiaries owned an approximately 77% limited partner interest in us. PVR was formed by Penn Virginia in July 2001 and completed its initial public offering in October 2001. PVR currently conducts operations in two business segments: (i) coal and natural resource management and (ii) natural gas midstream. As of September 30, 2008, we owned approximately 39% of PVR, consisting of a 2% general partner interest and an approximately 37% limited partner interest.

PVR’s coal and natural resource management segment primarily involves the management and leasing of coal properties and the subsequent collection of royalties. PVR also earns revenues from other land management activities, such as selling standing timber, leasing fee-based coal-related infrastructure facilities to certain lessees and end-user industrial plants, collecting oil and gas royalties and from coal transportation, or wheelage, fees.

PVR’s natural gas midstream segment is engaged in providing natural gas processing, gathering and other related services. PVR owns and operates natural gas midstream assets located in Oklahoma and Texas. PVR’s natural gas midstream business derives revenues primarily from gas processing contracts with natural gas producers and from fees charged for gathering natural gas volumes and providing other related services. PVR also owns a natural gas marketing business, which aggregates third-party volumes and sells those volumes into intrastate pipeline systems and at market hubs accessed by various interstate pipelines.

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

Our condensed consolidated financial statements include the accounts of the Partnership, all of our wholly owned subsidiaries and PVR, of which we indirectly owned the sole 2% general partner interest and an approximately 37% limited partner interest as of September 30, 2008. Penn Virginia Resource GP, LLC, our wholly owned subsidiary, serves as PVR’s general partner and controls PVR. Intercompany balances and transactions have been eliminated in consolidation. Our condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and Securities and Exchange Commission (“SEC”) regulations. These statements involve the use of estimates and judgments where appropriate. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of our condensed consolidated financial statements have been included. These financial statements should be read in conjunction with our condensed consolidated financial statements and footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2007. Operating results for the three and nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

Gain on Sale of Subsidiary Units

We account for PVR equity issuances as sales of minority interest. For each PVR equity issuance, we have calculated a gain under SEC Staff Accounting Bulletin No. 51 (or Topic 5-H), Accounting for Sales of Stock by a Subsidiary (“SAB 51”). SAB 51 provides guidance on accounting for the effect of issuances of a subsidiary’s stock on the parent’s investment in that subsidiary. In some situations, SAB 51 allows registrants to elect an accounting policy of recording gains or losses on issuances of stock by a subsidiary either in income or as a capital transaction. Accordingly, we adopted a policy of recording SAB 51 gains and losses directly to partners’ capital. As a result of PVR’s unit offering in May 2008, we recognized gains in partners’ capital of $39.5 million. See Note 4 – PVR Unit Offering. As a result of the issuance of PVR units in the acquisition of Lone Star Gathering, L.P. (the “Lone Star Acquisition”), we recognized gains in partners’ capital of $4.0 million. See Note 3 – Acquisitions.

New Accounting Standard

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51, which mandates that a noncontrolling (minority) interest shall be reported in the consolidated statement of financial position within equity, separately from the parent company’s equity. This statement amends ARB No. 51 and clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity. SFAS No. 160 also requires consolidated net income to include amounts attributable to both the parent and noncontrolling interest and requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. SFAS No. 160 is effective for fiscal years and interim periods beginning after December 15, 2008. We are currently assessing the impact on our consolidated financial statements of adopting SFAS No. 160 effective January 1, 2009.

In April 2008, the Financial Accounting Standards Board (“FASB”) issued Staff Position No. FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”), which amends SFAS No. 142, Goodwill and Other Intangible Assets. The pronouncement requires that companies estimating the useful life of a recognized intangible asset consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, consider assumptions that market participants would use about renewal or extension. FSP FAS 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008 and must be applied prospectively to intangible assets acquired after the effective date. Effective January 1, 2009, we will prospectively apply FSP FAS 142-3 to all intangible assets purchased.

3.	Acquisitions

Lone Star Gathering, L.P.

On July 17, 2008, PVR completed an acquisition of substantially all of the assets of Lone Star Gathering, L.P. (the “Lone Star Acquisition”). Lone Star’s assets are located in the southern portion of the Fort Worth Basin of North Texas and include approximately 129 miles of gas gathering pipelines and approximately 240,000 acres dedicated by active producers. The Lone Star Acquisition expands the geographic scope of the PVR natural gas midstream segment into the Barnett Shale play in the Fort Worth Basin.

PVR acquired this business for approximately $164.3 million and a liability of $4.7 million, which represents the fair value of a $5.0 million guaranteed payment, plus contingent payments of $30.0 million and $25.0 million. Funding for the acquisition was provided by $80.7 million of borrowings under the revolving credit facility (the “PVR Revolver”), 2,009,995 of our common units (which PVR purchased from two subsidiaries of Penn Virginia for $61.8 million) and 542,610 newly issued PVR common units.

The contingent payments will be triggered if revenues from certain assets located in a defined geographic area reach certain targets by or before June 30, 2013 and will be funded in cash or common units, at PVR’s election.

The Lone Star Acquisition has been accounted for using the purchase method of accounting in accordance with SFAS No. 141, Business Combinations. Under the purchase method of accounting, the total purchase price has been preliminarily allocated to the net tangible and intangible assets acquired from Lone Star based on their estimated fair values. The allocations of purchase consideration are subject to change pending further review of the fair value of the assets acquired and liabilities assumed and actual transaction costs. The purchase price allocation is preliminary due to our continual assessment of potentially assumed asset retirement obligations that we may incur and review of certain contracts. The purchase price allocation will be finalized for any potential assets or liabilities related to the assets acquired in the Lone Star Acquisition. The total purchase price was allocated to the assets purchased based upon preliminary fair values on the date of the Lone Star Acquisition as follows:

Cash consideration paid for Lone Star	$81,091
Fair value of PVG common units given as consideration for Lone Star	68,021
Fair value of PVR common units issued and given as consideration for Lone Star	15,171
Payment guaranteed December 31, 2009	4,673

Total purchase price	$168,956

Fair value of assets acquired:
Property and equipment	$88,596
Intangible assets	69,200
Goodwill	11,160

Fair value of assets acquired	$168,956

The preliminary purchase price includes approximately $11.2 million of goodwill, all of which has been allocated to the natural gas midstream segment. A significant factor that contributed to the recognition of goodwill includes the ability to acquire an established business on the western border of the expanding Barnett Shale play in the Fort Worth Basin. Under SFAS No. 141 and SFAS 142, Goodwill and Other Intangible Assets, goodwill recorded in connection with a business combination is not amortized, but is tested for impairment at least annually. Accordingly, the accompanying pro forma combined income statement does not include amortization of the goodwill recorded in the acquisition. The preliminary purchase price includes approximately $69.2 million of intangible assets that are associated with assumed contracts and customer relationships. These intangible assets will be amortized over the period in which benefits are derived from the contracts and relationships assumed and will be reviewed for impairment under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. We estimate the useful lives of these intangible assets to be 20 years.

The following pro forma financial information reflects the consolidated results of operations of PVR as if the Lone Star Acquisition had occurred on January 1 of the reported period. The pro forma information includes adjustments primarily for depreciation of acquired property and equipment, the amortization of intangible assets, interest expense for acquisition debt and the change in weighted average common units resulting from the newly issued PVR common units given as consideration in the Lone Star Acquisition. The pro forma financial information is not necessarily indicative of the results of operations as it would have been had these transactions been effected on the assumed date:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(in thousands)		(in thousands)
Revenues	$285,580	$130,616	$722,161	$399,469
Net income	$17,615	$6,821	$30,479	$17,688
Net income per limited partner unit, basic & diluted	$0.45	$0.17	$0.78	$0.45

Thunder Creek Gas Services, LLC

In April 2008, PVR acquired a 25% member interest in Thunder Creek Gas Services, LLC (“Thunder Creek”), a joint venture that gathers and transports coalbed methane in Wyoming’s Powder River Basin for $51.6 million in cash, after customary closing adjustments. Funding for the acquisition was provided by borrowings under the PVR Revolver. The entire member interest is recorded in equity investments on the condensed consolidated balance sheet. This investment includes $37.3 million of fair value for the net assets acquired and $14.3 million of fair value paid in excess of PVR’s portion of the underlying equity in the net assets acquired related to customer contracts and related customer relations. This excess is being amortized to equity earnings over the life of the underlying contracts. The earnings are recorded in other revenues on the condensed consolidated statements of income.

Based on our analysis of the fair value of this acquisition, we did not deem our acquisition of Thunder Creek to be a material business combination and therefore are not disclosing pro forma financial information in accordance with SFAS No. 141.

4.	PVR Unit Offering

In May 2008, PVR issued to the public 5.15 million common PVR units representing limited partner interests in PVR and received $138.0 million in net proceeds. We made contributions to PVR of $2.9 million to maintain our 2% general partner interest. PVR used the net proceeds to repay a portion of its borrowings under the PVR Revolver.

5.	Fair Value Measurement of Financial Instruments

We adopted SFAS No. 157, Fair Value Measurements, effective January 1, 2008, for financial assets and liabilities measured on a recurring basis. SFAS No. 157 applies to all financial assets and financial liabilities that are being measured and reported on a fair value basis. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. FASB Staff Position FAS 157-2, Effective Date of FASB Statement No. 157 (“FSP SFAS 157-2”), delays the application of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities to fiscal years and interim periods beginning after November 15, 2008. Examples of nonfinancial assets for which this FASB Staff Position delays application of SFAS No. 157 include business combinations, impairment and initial recognition of asset retirement obligations. We are currently assessing the impact on the financial statements of adopting FSP SFAS 157-2 effective January 1, 2009.

SFAS No. 157 requires fair value measurements to be classified and disclosed in one of the following three categories:

•

Level 1: Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities. Level 1 inputs generally provide the most reliable evidence of fair value.

•	Level 2: Quoted prices in markets that are not active or inputs, which are observable, either directly or indirectly, for substantially the full term of the asset or liability.

•	Level 3: Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity).

The following table summarizes the valuation of PVR’s financial instruments by the above SFAS No. 157 categories as of September 30, 2008 (in thousands):

		Fair Value Measurement at September 30, 2008, Using
	Fair Value Measurements,	Quoted Prices in Active Markets for Identical	Significant Other	Significant
	September 30,	Assets	Observable Inputs	Unobservable Inputs
Description	2008	(Level 1)	(Level 2)	(Level 3)
Interest rate swap liability - current	$(1,399)	$—	$(1,399)	$—
Interest rate swap liability - noncurrent	(1,960)	—	(1,960)	—
Commodity derivative assets - current	3,825	—	3,825	—
Commodity derivative assets - noncurrent	1,051	—	1,051	—
Commodity derivative liability - current	(15,589)	—	(15,589)	—
Commodity derivative liability - noncurrent	(1,022)	—	(1,022)	—

Total	$(15,094)	$—	$(15,094)	$—

See Note 6 – Derivative Instruments, for the effects of these instruments on our condensed consolidated statements of income.

We use the following methods and assumptions to estimate the fair values in the above table:

•

Commodity derivative instruments: The fair values of PVR’s commodity derivative agreements are determined based on forward price quotes for the respective commodities. This is a level 2 input. We generally use the income approach, using valuation techniques that convert future cash flows to a single discounted value. The discount rates used in the discounted cash flow projections include a measure of nonperformance risk. See Note 6 – Derivative Instruments.

•

Interest rate swaps: PVR has entered into interest rate swap agreements (the “PVR Revolver Swaps”) to establish fixed rates on a portion of the outstanding borrowings under the PVR Revolver. We estimate the fair value of the swaps based on published interest rate yield curves as of the date of the estimate. This is a level 2 input. The discount rates used in the discounted cash flow projections include a measure of nonperformance risk. See Note 6 – Derivative Instruments.

6.	Derivative Instruments

PVR Natural Gas Midstream Segment Commodity Derivatives

PVR utilizes costless collars, three-way collars and swap derivative contracts to hedge against the variability in cash flows associated with forecasted natural gas midstream revenues and cost of midstream gas purchased. PVR also utilizes swap derivative contracts to hedge against the variability in its “frac spread.” PVR’s frac spread is the spread between the purchase price for the natural gas PVR purchases from producers and the sale price for the natural gas liquids, or NGLs, that PVR sells after processing. PVR hedges against the variability in its frac spread by entering into swap derivative contracts to sell NGLs forward at a predetermined swap price and to purchase an equivalent volume of natural gas forward on an MMBtu basis. While the use of derivative instruments limits the risk of adverse price movements, such use may also limit future revenues or cost savings from favorable price movements.

The counterparty to a costless collar contract is required to make a payment to PVR if the settlement price for any settlement period is below the floor price for such contract. PVR is required to make a payment to the counterparty if the settlement price for any settlement period is above the ceiling price for such contract. Neither party is required to make a payment to the other party if the settlement price for any settlement period is equal to or greater than the floor price and equal to or less than the ceiling price for such contract. The counterparty to a swap contract is required to make a payment to PVR if the settlement price for any settlement period is less than the swap price for such contract, and PVR is required to make a payment to the counterparty if the settlement price for any settlement period is greater than the swap price for such contract.

A three-way option contract consists of a collar contract as described above plus a put option contract sold by PVR with a price below the floor price of the collar. This additional put requires PVR to make a payment to the counterparty if the settlement price for any settlement period is below the put option price. By combining the collar contract with the additional put option, PVR is entitled to a net payment equal to the difference between the floor price of the collar contract and the additional put option price if the settlement price is equal to or less than the additional put option price. If the settlement price is greater than the additional put option price, the result is the same as it would have been with a collar contract only. This strategy enables PVR to increase the floor and the ceiling prices of the collar beyond the range of a traditional collar contract while defraying the associated cost with the sale of the additional put option.

PVR determines the fair values of its derivative agreements based on forward price quotes for the respective commodities as of September 30, 2008, the credit risk of the counterparties and PVR’s own credit risk. The following table sets forth PVR’s positions as of September 30, 2008 for commodities related to natural gas midstream revenues and cost of midstream gas purchased:

					Weighted Average Price Collars
	Average Volume Per Day		Weighted Average Price		Additional Put Option	Put	Call	Fair Value (in thousands)
Frac Spread	(in MMBtu	)	(per MMBtu	)
Fourth Quarter 2008	7,824		$5.02					$(2,805)

Ethane Sale Swap	(in gallons	)	(per gallon	)
Fourth Quarter 2008	34,440		$0.4700					(706)

Propane Sale Swaps	(in gallons	)	(per gallon	)
Fourth Quarter 2008	26,040		$0.7175					(1,751)

Crude Oil Sale Swaps	(in barrels	)	(per barrel	)
Fourth Quarter 2008	560		$49.27					(2,611)

Natural Gasoline Collar	(in gallons	)				(per gallon)
Fourth Quarter 2008	6,300					$1.4800	$1.6465	(266)

Crude Oil Collar	(in barrels	)				(per barrel)
Fourth Quarter 2008	400					$65.00	$75.25	(936)

Natural Gas Sale Swaps	(in MMBtu	)	(per MMBtu	)
Fourth Quarter 2008	4,000		$6.97					219

Crude Oil Three-Way Collar	(in barrels	)				(per barrel)
First Quarter 2009 through Fourth Quarter 2009	1,000				$70.00	$90.00	$119.25	(1,128)

Frac Spread Collar	(in MMBtu	)				(per MMBtu)
First Quarter 2009 through Fourth Quarter 2009	6,000					$9.09	$13.94	1,435
Settlements to be paid in subsequent period								(3,186)

Natural gas midstream segment commodity derivatives - net liability								$(11,735)

At September 30, 2008, PVR reported a (i) net derivative liability related to the natural gas midstream segment of $11.7 million and (ii) loss in accumulated other comprehensive income (“AOCI”) of $1.4 million related to derivatives in the natural gas midstream segment for which we discontinued hedge accounting in 2006. The $1.4 million loss will be recorded in earnings through the end of 2008 as the hedged transactions settle. See the Adoption of SFAS No. 161 section below for the impact of the natural gas midstream commodity derivatives on our condensed consolidated statements of income.

Interest Rate Swaps

PVR has entered into the PVR Revolver Swaps to establish fixed rates on a portion of the outstanding borrowings under the PVR Revolver. Until March 2010, the notional amounts of the PVR Revolver Swaps total $210.0 million, or approximately 38% of PVR’s total long-term debt outstanding as of September 30, 2008, with PVR paying a weighted average fixed rate of 4.23% on the notional amount, and the counterparties paying a variable rate equal to the three-month London Interbank Offered Rate (“LIBOR”). From March 2010 to December 2011, the notional amounts of the Revolver Swaps total $150.0 million with PVR paying a weighted average fixed rate of 4.23% on the notional amount, and the counterparties paying a variable rate equal to the three-month LIBOR. Settlements on the PVR Revolver

Swaps are recorded as interest expense. Certain of the PVR Revolver Swaps are designated as cash flow hedges. Accordingly, the effective portion of the change in the fair value of the transactions for the swaps that are designated as cash flow hedges are recorded each period in AOCI. PVR reported a (i) derivative liability of $3.4 million at September 30, 2008 and (ii) loss in AOCI of $2.0 million at September 30, 2008 related to the PVR Revolver Swaps. In connection with periodic settlements, we recognized $0.8 million and $1.2 million in net hedging losses in interest expense for the three and nine months ended September 30, 2008.

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

The following table summarizes the effects of PVR’s derivative activities, as well as the location of the gains and losses, on our condensed consolidated statements of income for the three and nine months ended September 30, 2008 (in thousands):

	Location of gain (loss) on derivatives recognized in income	Three Months Ended	Nine Months Ended
		September 30, 2008
Derivatives designated as hedging instruments under
SFAS No. 133:
Interest rate contracts	Interest expense	$(854)	$(1,213)

Decrease in net income resulting from derivatives designated as hedging instruments under SFAS No. 133		$(854)	$(1,213)

Derivatives not designated as hedging instruments under SFAS No. 133:
Interest rate contracts	Derivatives	$(1,333)	$(1,333)
Commodity contracts (1)	Natural gas midstream revenues	(1,987)	(6,235)
Commodity contracts (1)	Cost of midstream gas purchased	484	2,107
Commodity contracts	Derivatives	17,075	(5,091)

Increase (decrease) in net income resulting from derivatives not designated as hedging instruments under SFAS No. 133		$14,239	$(10,552)

Total increase (decrease) in net income resulting from derivatives		$13,385	$(11,765)

Realized and unrealized derivative impact:
Cash paid for commodity contract settlements	Derivatives	(14,054)	(33,279)
Cash paid for interest rate contract settlements	Interest expense	(854)	(1,213)

Unrealized derivative gain	(2)	28,293	22,727
Total increase (decrease) in net income resulting from derivatives		$13,385	$(11,765)

(1)	These amounts represent reclassifications from AOCI. Subsequent to the discontinuation of hedge accounting for commodity derivatives in 2006, amounts remaining in AOCI have been reclassified into earnings in the same period or periods during which the original hedge forecasted transaction affects earnings. The amount remaining in AOCI that will be reclassified to earnings in future periods is $1.4 million.
(2)	This activity represents unrealized gains in the natural gas midstream, cost of midstream gas purchased and derivatives lines on our condensed consolidated statements of income.

Cash paid for commodity derivatives is included on the Derivatives line on our condensed consolidated statement of income, and cash paid for interest rate swaps is included on the Interest expense line on our condensed consolidated statement of income.

The following table summarizes the fair value of PVR’s derivative instruments, as well as the locations of these instruments on our condensed consolidated balance sheets as of September 30, 2008 (in thousands):

	Balance Sheet Location	Derivative Assets	Derivative Liabilities
		Fair values as of September 30, 2008
Derivatives designated as hedging instruments under SFAS No. 133:
Interest rate contracts	Derivative liabilities - current	$—	$92
Interest rate contracts	Derivative liabilities - noncurrent	—	206

Total derivatives designated as hedging instruments under SFAS No. 133		$—	$298

Derivatives not designated as hedging instruments under SFAS No. 133:
Interest rate contracts	Derivative liabilities - current	$—	$1,307
Interest rate contracts	Derivative liabilities - noncurrent	—	1,754
Commodity contracts	Derivative assets/liabilities - current	3,825	15,589
Commodity contracts	Derivative liabilities - noncurrent	1,051	1,022

Total derivatives not designated as hedging instruments under SFAS No. 133		$4,876	$19,672

Total fair values of derivative instruments		$4,876	$19,970

The following table summarizes the effect of the PVR Revolver Swaps on our total interest expense for the three and nine months ended September 30, 2008 (in thousands):

	Three Months Ended	Nine Months Ended
Source	September 30, 2008
Borrowings	$(6,206)	$(16,828)
Capitalized interest (1)	—	675
Interest rate swaps	(854)	(1,213)

Total interest expense	$(7,060)	$(17,366)

(1)	Capitalized interest for the nine months ended September 30, 2008 was primarily related to the construction of PVR’s natural gas gathering facilities. PVR had no capitalized interest in the three months ended September 30, 2008.

The above derivative activity represents cash flow hedges. As of September 30, 2008, none of PVR’s derivative instruments were classified as fair value hedges or trading securities. In addition, as of September 30, 2008, none of PVR’s derivative instruments contained credit risk contingencies.

7.	PVR Senior Notes Repayment and PVR Revolver Amendment

In July 2008, PVR paid an aggregate of $63.3 million to the noteholders of its Senior Unsecured Notes due 2013 (the “PVR Notes”), which amount consists of approximately $58.4 million aggregate principal amount outstanding on the PVR Notes, $1.1 million in accrued and unpaid interest on the PVR Notes through the prepayment date and $3.8 million in make-whole amounts due in connection with the prepayment of the PVR Notes. PVR repaid the PVR Notes with borrowings under the PVR Revolver.

In August 2008, PVR amended and restated the PVR Revolver to increase its available borrowings under the PVR Revolver from $600.0 million to $700.0 million and to make it a secured facility. The PVR Revolver is secured by substantially all of PVR’s assets.

8.	Cash Distributions

The following table reflects the allocation of total cash distributions paid by us during the three and nine months ended September 30, 2008 and 2007:

	Three Months Ended September 30,		Nine Months Ended September 30,
Unitholders	2008	2007	2008	2007
	(in thousands, except per unit data)
Public	$3,239	$1,956	$7,850	$4,262
Penn Virginia Corporation	10,828	8,984	32,006	19,573

Total cash distributions paid	$14,067	$10,940	$39,856	$23,835

Total cash distributions paid per unit	$0.36	$0.28	$1.02	$0.61	(1)

(1)	We paid a pro rata quarterly distribution of $0.07 per unit in February 2007, which covered the period from December 5, 2006 to December 31, 2006.

In February 2008, the board of directors of our general partner paid a $0.32 per unit quarterly distribution, or $1.28 per unit on an annualized basis. In April 2008, the board of directors of our general partner paid a $0.34 per unit quarterly distribution, or $1.36 per unit on an annualized basis. In August 2008, the board of directors of our general partner paid a quarterly distribution of $0.36 per unit, or $1.44 per unit on an annualized basis. In October 2008, the board of directors of our general partner declared a quarterly distribution of $0.38 per unit, or $1.52 on an annualized basis, for the three months ended September 30, 2008. The distribution will be paid on November 19, 2008 to unitholders of record at the close of business on November 6, 2008.

9.	Related-Party Transactions

General and Administrative

Penn Virginia charges us for certain corporate administrative expenses which are allocable to us and our subsidiaries. When allocating general corporate expenses, consideration is given to property and equipment, payroll and general corporate overhead. Any direct costs are paid by us. Total corporate administrative expenses charged to us and our subsidiaries totaled $1.7 million and $5.0 million for the three and nine months ended September 30, 2008. Total corporate administrative expenses that Penn Virginia charged to PVR totaled $1.5 million and $1.4 million for the three months ended September 30, 2008 and 2007 and $4.6 million and $4.0 million for the nine months ended September 30, 2008 and 2007. These costs are reflected in general and administrative expenses in our condensed consolidated statements of income. At least annually, our management performs an analysis of general corporate expenses based on time allocations of shared employees and other pertinent factors. Based on this analysis, our management believes that the allocation methodologies used are reasonable.

Accounts Payable – Affiliate

Amounts payable to related parties totaled $16.0 million and $2.6 million as of September 30, 2008 and December 31, 2007. The increase in the balance in the nine months ended September 30, 2008 is due primarily to amounts due to a wholly owned subsidiary of Penn Virginia, Penn Virginia Oil & Gas, L.P. (“PVOG”), from PVR related to the natural gas gathering and processing agreement between PVR East Texas Gas Processing, LLC (“PVR East Texas”) and PVOG. See “– Gathering and Processing Revenues.” These balances are included in accounts payable on our condensed consolidated balance sheets.

Marketing Revenues

PVOG and Connect Energy Services, LLC (“Connect Energy”), a wholly owned subsidiary of PVR, are parties to a Master Services Agreement effective September 1, 2006. Pursuant to the Master Services Agreement, PVOG and Connect Energy have agreed that Connect Energy will market all of PVOG’s oil and gas production in Arkansas, Louisiana, Oklahoma and Texas for a fee equal to 1% of the net sales price (subject to specified limitations) received by PVOG for such production. The Master Services Agreement has a primary term of five years and automatically renews for additional one year terms until terminated by either party. Under the Master Services Agreement, PVOG paid fees to Connect Energy of $1.0 million and $0.4 million for the three months ended September 30, 2008 and 2007 and $2.5 million and $1.4 million for the nine months ended September 30, 2008 and 2007. Marketing revenues are included in other revenues on our condensed consolidated statements of income.

Gathering and Processing Revenues

PVR East Texas and PVOG are parties to a natural gas gathering and processing agreement effective during the first quarter of 2008. PVR East Texas will gather and process the natural gas delivered by PVOG. Connect Energy will purchase the processed gas and plant products (NGLs) from PVOG and sell them to third parties. PVOG paid PVR East Texas $0.7 million and $1.4 million in the three and nine months ended September 30, 2008 for gathering and processing fees. These gathering and processing revenues are recorded in the natural gas midstream line on our condensed consolidated statements of income. Connect Energy purchased processed gas and plant products from PVOG for $55.7 million and $105.5 million in the three and nine months ended September 30, 2008.

Sale of Units

In July 2008, PVR acquired natural gas midstream assets in the Fort Worth Basin in North Texas. Part of the consideration given by PVR in this transaction was 2,009,995 of our common units, which PVR purchased from two subsidiaries of Penn Virginia for $61.8 million. See Note 3 – Acquisitions. As a result of this transaction, Penn Virginia Corporation’s ownership interest in us decreased from 82% to 77%.

10.	PVR Unit-Based Compensation

PVR recognized a total of $0.8 million and $0.7 million for the three months ended September 30, 2008 and 2007 and $2.4 million and $1.8 million for the nine months ended September 30, 2008 and 2007 of compensation expense related to the granting of common units and deferred common units and the vesting of restricted units granted under its long-term incentive plan. During the nine months ended September 30, 2008, PVR’s general partner granted 134,551 restricted units with a weighted average grant date fair value of $26.87 per unit to employees of Penn Virginia and its affiliates. During the same period, 70,007 restricted units with a weighted average grant date fair value of $27.27 per unit vested. The restricted units granted in 2008 vest over a three-year period, with one-third vesting in each year. PVR recognizes compensation expense on a straight-line basis over the vesting period.

11.	Comprehensive Income

Comprehensive income represents changes in partners’ capital during the reporting period, including net income and charges directly to partners’ capital which are excluded from net income. The following table sets forth the components of comprehensive income for the three and nine months ended September 30, 2008 and 2007:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(in thousands)		(in thousands)
Net income	$20,264	$8,878	$43,128	$24,899
Unrealized holding losses on derivative activities	(1,835)	(917)	(2,660)	(346)
Reclassification adjustment for derivative activities	3,691	1,129	6,675	2,913

Comprehensive income	$22,120	$9,090	$47,143	$27,466

12.	Commitments and Contingencies

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

As of September 30, 2008 and December 31, 2007, PVR’s environmental liabilities included $1.2 million and $1.5 million, which represents PVR’s best estimate of the liabilities as of those dates related to its coal and natural resource management and natural gas midstream businesses. PVR has reclamation bonding requirements with respect to certain unleased and inactive properties. Given the uncertainty of when a reclamation area will meet regulatory standards, a change in this estimate could occur in the future.

Mine Health and Safety Laws

There are numerous mine health and safety laws and regulations applicable to the coal mining industry. However, since PVR does not operate any mines and does not employ any coal miners, PVR is not subject to such laws and regulations. Accordingly, PVR has not accrued any related liabilities.

13.	Segment Information

Segment information has been prepared in accordance with SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information. Under SFAS No. 131, operating segments are defined as components of an enterprise about which separate financial information is available and is evaluated regularly by the chief operating decision maker, or decision-making group, in assessing performance. Our decision-making group consists of PVR’s Chief Executive Officer and other senior officers. This group routinely reviews and makes operating and resource allocation decisions among PVR’s coal and natural resource management operations and PVR’s natural gas midstream operations. Accordingly, our reportable segments are as follows:

•

PVR Coal and Natural Resource Management—management and leasing of coal properties and subsequent collection of royalties; other land management activities such as selling standing timber; leasing of fee-based coal-related infrastructure facilities to certain lessees and end-user industrial plants; collection of oil and gas royalties; and coal transportation, or wheelage, fees.

•	PVR Natural Gas Midstream—natural gas processing, gathering and other related services.

The following tables present a summary of certain financial information relating to our segments as of and for the three and nine months ended September 30, 2008 and 2007:

	PVR Coal and Natural Resource Management	PVR Natural Gas Midstream	Other	Consolidated
	(in thousands)
For the Three Months Ended September 30, 2008:
Revenues	$41,660	$243,616	$—	$285,276
Cost of midstream gas purchased	—	211,262	—	211,262
Operating costs and expenses	6,571	10,517	540	17,628
Depreciation, depletion and amortization	8,794	8,109	—	16,903

Operating income	$26,295	$13,728	$(540)	39,483

Interest expense				(7,060)
Other				(4,118)
Derivatives				15,742
Minority interest				(23,783)

Net income				$20,264

Total assets	$619,430	$619,652	$8,354	$1,247,436
Equity investments (1)	$25,459	$53,175	$—	$78,634
Goodwill	$—	$31,768	$—	$31,768
Additions to property and equipment and acquisitions	$497	$172,356	$—	$172,853

For the Three Months Ended September 30, 2007:
Revenues	$28,416	$101,788	$—	$130,204
Cost of midstream gas purchased	—	76,192	—	76,192
Operating costs and expenses	4,871	6,725	274	11,870
Depreciation, depletion and amortization	5,833	4,812	—	10,645

Operating income	$17,712	$14,059	$(274)	31,497

Interest expense				(4,678)
Other				426
Derivatives				(10,730)
Minority interest				(7,637)

Net income				$8,878

Total assets	$561,169	$287,769	$10,568	$859,506
Equity investments	$26,428	$60	$—	$26,488
Goodwill	$—	$7,718	$—	$7,718
Additions to property and equipment and acquisitions	$93,449	$10,755	$—	$104,204

(1)	The increase in equity investments is due to the 25% member interest in Thunder Creek that PVR acquired in 2008 for $51.6 million. See Note 3 – Acquisitions.

	PVR Coal and Natural Resource Management	PVR Natural Gas Midstream	Other	Consolidated
	(in thousands)
For the Nine Months Ended September 30, 2008:
Revenues	$111,010	$607,585	$—	$718,595
Cost of midstream gas purchased	—	513,778	—	513,778
Operating costs and expenses	20,417	27,492	1,718	49,627
Depreciation, depletion and amortization	22,733	18,589	—	41,322

Operating income	$67,860	$47,726	$(1,718)	113,868

Interest expense				(17,366)
Other				(3,072)
Derivatives				(6,424)
Minority interest				(43,878)

Net income				$43,128

Total assets	$619,430	$619,652	$8,354	$1,247,436
Equity investments (1)	$25,459	$53,175	$—	$78,634
Goodwill	$—	$31,768	$—	$31,768
Additions to property and equipment and acquisitions	$25,186	$282,747	$—	$307,933

For the Nine Months Ended September 30, 2007:
Revenues	$85,310	$313,238	$—	$398,548
Cost of midstream gas purchased	—	251,000	—	251,000
Operating costs and expenses	15,489	19,966	1,582	37,037
Depreciation, depletion and amortization	16,643	13,957	—	30,600

Operating income	$53,178	$28,315	$(1,582)	79,911

Interest expense				(11,842)
Other				1,245
Derivatives				(20,927)
Minority interest				(23,488)

Net income				$24,899

Total assets	$561,169	$287,769	$10,568	$859,506
Equity investments	$26,428	$60	$—	$26,488
Goodwill	$—	$7,718	$—	$7,718
Additions to property and equipment and acquisitions	$146,915	$28,619	$—	$175,534

(1)	The increase in equity investments is due to the 25% member interest in Thunder Creek that PVR acquired in 2008 for $51.6 million. See Note 3 – Acquisitions.

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Since 2001, PVR has increased its quarterly cash distribution 16 times from $0.25 per unit ($1.00 on an annualized basis) to $0.47 per unit ($1.88 on an annualized basis), which is its most recently declared distribution. These increased cash distributions by PVR have placed us at the third and maximum target cash distribution level as described above. As a consequence, any increase in the cash distribution level from PVR will allow us to share at the 50% level and the cash distributions we receive from PVR with respect to our indirect ownership of the IDRs will increase more rapidly than those with respect to our ownership of the general partner and limited partner interests. Because we are at the maximum target cash distribution level on the IDRs, future growth in distributions we receive from PVR will not result from an increase in the target cash distribution level associated with the IDRs.

Financial Presentation

We reflect our ownership interest in PVR on a consolidated basis, which means that our financial results are combined with PVR’s financial results. The approximately 61% limited partner interest in PVR that we do not own, after the effect of IDRs, is reflected as a minority interest in our results of operations. We have no separate operating activities apart from those conducted by PVR, and our cash flows currently consist of distributions from PVR on the partner interests, including the IDRs, that we own. Accordingly, the discussion and analysis of our financial position and results of operations in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” reflects the operating activities and results of operations of PVR.

Overview of PVR’s Business

PVR is a publicly traded Delaware limited partnership formed by Penn Virginia in 2001 that is principally engaged in the management of coal and natural resource properties and the gathering and processing of natural gas in the United States. Both in its current limited partnership form and in its previous corporate form, PVR has managed coal properties since 1882. PVR currently conducts operations in two business segments: (i) coal and natural resource management and (ii) natural gas midstream. Our operating income was $113.9 million for the nine months ended September 30, 2008, compared to $79.9 million in the nine months ended September 30, 2007. In the nine months ended September 30, 2008, the PVR coal and natural resource management segment contributed $67.9 million, or 60%, to operating income, and the PVR natural gas midstream segment contributed $47.7 million, or 42%, to operating income. Corporate operating expenses were $1.7 million for the nine months ended September 30, 2008.

The following table presents a summary of certain financial information relating to our segments for the nine months ended September 30, 2008 and 2007:

	PVR Coal and Natural Resource Management	PVR Natural Gas Midstream	Other	Consolidated
	(in thousands)
For the Nine Months Ended September 30, 2008:
Revenues	$111,010	$607,585	$—	$718,595
Cost of midstream gas purchased	—	513,778	—	513,778
Operating costs and expenses	20,417	27,492	1,718	49,627
Depreciation, depletion and amortization	22,733	18,589	—	41,322

Operating income	$67,860	$47,726	$(1,718)	$113,868

For the Nine Months Ended September 30, 2007:
Revenues	$85,310	$313,238	$—	$398,548
Cost of midstream gas purchased	—	251,000	—	251,000
Operating costs and expenses	15,489	19,966	1,582	37,037
Depreciation, depletion and amortization	16,643	13,957	—	30,600

Operating income	$53,178	$28,315	$(1,582)	$79,911

Since PVR’s inception as a publicly traded partnership, it has grown principally by making acquisitions in both of its business segments and, to a lesser extent, by organic growth on its properties. Readily available access to debt and equity capital and credit availability have been and continue to be critical factors in PVR’s ability to grow. The current deterioration in global financial markets and the consequential adverse effect on credit availability is adversely impacting PVR’s access to new capital and credit availability. Depending on the longevity and ultimate severity of this deterioration, PVR’s ability to make acquisitions may be significantly adversely affected, as may PVR’s ability to make cash distributions to its limited partners and to us, the owner of PVR’s general partner. See Part II, Item 1A – Risk Factors in this Quarterly Report on Form 10-Q.

PVR Coal and Natural Resource Management Segment

As of December 31, 2007, PVR owned or controlled 818 million tons of proven and probable coal reserves in Central and Northern Appalachia, the San Juan Basin and the Illinois Basin. PVR enters into long-term leases with experienced, third-party mine operators, providing them the right to mine its coal reserves in exchange for royalty payments. PVR actively works with its lessees to develop efficient methods to exploit the reserves and to maximize production from the properties. PVR does not operate any mines. In the nine months ended September 30, 2008, PVR’s lessees produced 25.0 million tons of coal from its properties and paid PVR coal royalties revenues of $88.9 million, for an average royalty per ton of $3.56. Approximately 85% of PVR’s coal royalties revenues in the nine months ended September 30, 2008 were derived from coal mined on PVR’s properties under leases containing royalty rates based on the higher of a fixed base price or a percentage of the gross sales price. The balance of PVR’s coal royalties revenues for the respective periods was derived from coal mined on PVR’s properties under leases containing fixed royalty rates that escalate annually.

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

The impact of the current deterioration of the global financial and credit markets on coal production levels and prices is uncertain. Depending on the longevity and ultimate severity of the deterioration, demand for coal may decline, which could adversely effect production and pricing for coal mined by PVR’s lessees, and, consequently, adversely effect the royalty income received by PVR and its ability to make cash distributions to its limited partners and to us, the owner of PVR’s general partner. See Part II, Item 1A – Risk Factors in this Quarterly Report on Form 10-Q.

PVR also earns revenues from the provision of fee-based coal preparation and loading services, from the sale of standing timber on its properties, from oil and gas royalty interests it owns and from coal transportation, or wheelage, fees.

PVR Natural Gas Midstream Segment

PVR owns and operates natural gas midstream assets located in Oklahoma and Texas. These assets included approximately 4,059 miles of natural gas gathering pipelines as of September 30, 2008. PVR also owned five natural gas processing facilities having 300 MMcfd of total capacity as of September 30, 2008. PVR’s natural gas midstream business derives revenues primarily from gas processing contracts with natural gas producers and from fees charged for gathering natural gas volumes and providing other related services. PVR also owns a natural gas marketing business, which aggregates third-party volumes and sells those volumes into intrastate pipeline systems and at market hubs accessed by various interstate pipelines. In addition, PVR owns a 25% member interest in Thunder Creek Gas Services, LLC (“Thunder Creek”), a joint venture that gathers and transports coalbed methane in Wyoming’s Powder River Basin.

For the nine months ended September 30, 2008, system throughput volumes at PVR’s gas processing plants and gathering systems, including gathering-only volumes, were 68.9 Bcf, or approximately 252 MMcfd. For the nine months ended September 30, 2008, two of PVR’s natural gas midstream customers accounted for 38% of the natural gas midstream segment revenues and 32% of our total consolidated revenues.

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

PVR continually seeks new supplies of natural gas to offset the natural declines in production from the wells currently connected to its systems and to increase system throughput volumes. New natural gas supplies are obtained for all of PVR’s systems by contracting for production from new wells, connecting new wells drilled on dedicated acreage and contracting for natural gas that has been released from competitors’ systems.

The current deterioration in global financial and credit markets will likely result in a decrease in worldwide demand for oil and domestic demand for natural gas and NGLs. Depending on the longevity and ultimate severity of the deterioration, NGL production from PVR’s processing plants could decrease and adversely effect its natural gas midstream processing income and PVR’s ability make cash distributions to its limited partners and to us, the owner of PVR’s general partner. See Part II, Item 1A – Risk Factors in this Quarterly Report on Form 10-Q.

Liquidity and Capital Resources

We rely exclusively on distributions from PVR to fund any cash requirements for our operations. On an ongoing basis, PVR satisfies its working capital requirements and fund its capital expenditures, debt service obligations and distributions to unitholders using cash generated from its operations, borrowings under the PVR revolving credit facility (the “PVR Revolver”) and proceeds from PVR equity offerings. PVR believes that the cash generated from its operations and its borrowing capacity will be sufficient to meet its working capital requirements, anticipated capital expenditures (other than major capital improvements or acquisitions), scheduled debt payments and distribution payments. PVR’s ability to satisfy its obligations and planned expenditures will depend on its future operating performance, which will be affected by, among other things, prevailing economic conditions in the coal industry and natural gas midstream market, some of which are beyond PVR’s control. In addition, depending on the longevity and ultimate severity of the current deterioration of the global financial and credit markets, PVR’s ability to grow may be significantly adversely effected. Depending on the longevity and ultimate severity of this deterioration, PVR’s ability to make acquisitions may be significantly adversely affected, as may PVR’s ability to make cash distributions to its limited partners and to us, the owner of PVR’s general partner. See Part II, Item 1A – Risk Factors in this Quarterly Report on Form 10-Q.

Cash Flows

The following table summarizes our cash flow statements for the nine months ended September 30, 2008 and 2007 (in thousands):

For the Nine Months Ended September 30, 2008	PVR Coal and Natural Resource Management	PVR Natural Gas Midstream	Other	Consolidated
Cash flows from operating activities:
Net income (loss) contribution	$44,987	$43,576	$(45,435)	$43,128
Adjustments to reconcile net income to net cash provided by operating activities (summarized)	24,025	(6,909)	44,148	61,264
Net change in operating assets and liabilities	16,852	(27,764)	(365)	(11,277)

Net cash provided by (used in) operating activities	$85,864	$8,903	$(1,652)	93,115

Net cash used in investing activities	$(23,478)	$(282,798)	$—	(306,276)

Net cash provided by financing activities				201,665

Net decrease in cash and cash equivalents				$(11,496)

For the Nine Months Ended September 30, 2007	PVR Coal and Natural Resource Management	PVR Natural Gas Midstream	Other	Consolidated
Cash flows from operating activities:
Net income (loss) contribution	$41,615	$8,040	$(24,756)	$24,899
Adjustments to reconcile net income to net cash provided by operating activities (summarized)	15,806	29,353	23,488	68,647
Net change in operating assets and liabilities	631	(9,109)	140	(8,338)

Net cash provided by (used in) operating activities	$58,052	$28,284	$(1,128)	85,208

Net cash used in investing activities	$(146,718)	$(28,619)	$—	(175,337)

Net cash provided by financing activities				90,407

Net increase in cash and cash equivalents				$278

Cash provided by operating activities increased by $7.9 million, or 9%, from $85.2 million in the nine months ended September 30, 2007 to $93.1 million in the same period of 2008. This increase was primarily attributable to the increases in operating income in the coal and natural resource management and natural gas midstream segments, partially offset by increased cash paid for derivative settlements in the natural gas midstream segment.

Capital Expenditures

The following table sets forth capital expenditures by segment during the nine months ended September 30, 2008 and 2007:

	Nine Months Ended September 30,
	2008	2007
	(in thousands)
Coal and natural resource management
Acquisitions	$25,014	$145,878
Expansion capital	—	85
Other property and equipment	173	79

Total	25,187	146,042

Natural gas midstream
Acquisitions (1)	254,132	—
Expansion capital	45,138	21,738
Other property and equipment	10,824	7,370

Total	310,094	29,108

Total capital expenditures	$335,281	$175,150

(1)	Natural gas midstream segment acquisitions in the nine months ended September 30, 2008 include newly issued PVR units valued at $15.2 million; PVG units, which were purchased from PVA, valued at $68.0 million; and a $4.7 million guaranteed payment which will be paid in 2009. All of this was given as consideration in the acquisition of Lone Star Gathering, L.P. (the “Lone Star Acquisition”). See Note 3 – “Acquisitions” in the Notes to Condensed Consolidated Financial Statements in Item 1, “Financial Statements.”

In the nine months ended September 30, 2008, PVR’s natural gas midstream segment made aggregate capital expenditures of $310.1 million, primarily related to PVR’s 25% member interest acquisition of Thunder Creek, the Lone Star Acquisition, pipeline assets in the Anadarko Basin of Oklahoma and Texas and expansion capital expenditures related to the Spearman Natural Gas Processing Plant in the Texas Panhandle (“Spearman plant”) and Crossroads Natural Gas Processing Plant in East Texas (“Crossroads plant”). In the nine months ended September 30, 2008, PVR’s coal and natural resource management segment made aggregate capital expenditures of $25.2 million, primarily to acquire approximately 29 million tons of coal reserves and an estimated 56 million board feet of hardwood timber in western Virginia and eastern Kentucky. In the nine months ended September 30, 2007, PVR’s natural gas midstream segment made aggregate capital expenditures of $29.1 million, primarily for natural gas midstream system expansion projects and the acquisition of pipeline and compression facilities. In the nine months ended September 30, 2007, PVR’s coal and natural resource management segment made aggregate capital expenditures of $146.0 million, primarily related to acquisitions of coal reserves, forestlands, a preparation plant and coal handling facilities.

PVR funded its coal and natural resource management and natural gas midstream capital expenditures in the nine months ended September 30, 2008 and 2007 primarily with cash provided by operating activities, borrowings under the PVR Revolver and through the issuance of additional PVR common units.

PVR’s distributions to its partners increased to $80.2 million in the nine months ended September 30, 2008 from $65.9 million in the nine months ended September 30, 2007, because PVR increased the quarterly unit distribution from $0.42 per unit to $0.46 per unit.

PVR had net borrowings of $146.0 million in the nine months ended September 30, 2008, comprised of net borrowings of $210.4 million under the PVR Revolver and net repayments of $64.4 million under the Senior Unsecured Notes due 2013 (the “PVR Notes”). PVR received net proceeds of $140.9 million from the sale of its common units in a public offering in 2008, which was comprised of net proceeds of $138.0 million from the sale of the PVR common units to the public and $2.9 million in contributions from us to maintain our 2% general partner interest. These proceeds were mainly offset by total capital expenditures of $335.3 million in the nine months ended September 30, 2008. This is compared to $146.0 million of net borrowings in the nine months ended September 30, 2007, comprised of net borrowings of $157.0 million under the PVR Revolver and net repayments of $11.0 million under the PVR Notes. Funds from the borrowings in the nine months ended September 30, 2007 were primarily used for capital expenditures.

Long-Term Debt

As of September 30, 2008, we had no outstanding borrowings other than the borrowings of PVR discussed below, which are included in our condensed consolidated financial statements.

PVR Revolver. Net of outstanding borrowings and letters of credit, PVR had remaining borrowing capacity of $140.3 million on the PVR Revolver as of September 30, 2008. In August 2008, PVR increased the size of the PVR Revolver from $600 million to $700.0 million and secured the Revolver with substantially all of its assets. The PVR Revolver matures in December 2011 and is available to PVR for general purposes, including working capital, capital expenditures and acquisitions, and includes a $10.0 million sublimit for the issuance of letters of credit. As of September 30, 2008, PVR had $558.1 million of borrowings outstanding under the PVR Revolver and we had outstanding letters of credit of $1.6 million. In the nine months ended September 30, 2008, PVR incurred commitment fees of $0.4 million on the unused portion of the PVR Revolver. The interest rate under the PVR Revolver fluctuates based on the ratio of our total indebtedness-to-EBITDA. Interest is payable at a base rate plus an applicable margin of up to 0.75% if we select the base rate borrowing option under the PVR Revolver or at a rate derived from the London Interbank Offered Rate (“LIBOR”), plus an applicable margin ranging from 0.75% to 1.75% if PVR selects the LIBOR based borrowing option. The weighted average interest rate on borrowings outstanding under the Revolver in the nine months ended September 30, 2008 was 4.89%.

The financial covenants under the PVR Revolver require PVR not to exceed specified ratios. PVR is required to maintain a debt-to-consolidated EBITDA ratio (the “Leverage Ratio”) of less than 5.25-to-1 and consolidated EBITDA-to-interest expense ratio of greater than 2.5-to-1 (the “Interest Coverage Ratio”). At September 30, 2008, PVR’s Leverage Ratio was 3.40-to-1.0 and PVR’s Interest Coverage Ratio was 5.44-to-1.0. The PVR Revolver prohibits PVR from making distributions to its partners if any potential default, or event of default, as defined in the PVR Revolver, occurs or would result from the distributions. In addition, the PVR Revolver contains various covenants that limit, among other things, PVR’s ability to incur indebtedness, grant liens, make certain loans, acquisitions and investments, make any material change to the nature of PVR’s business, acquire another company or enter into a merger or sale of assets, including the sale or transfer of interests in PVR’s subsidiaries. As of September 30, 2008, PVR was in compliance with all of the covenants under the PVR Revolver.

PVR Notes. In July 2008, PVR paid an aggregate of $63.3 million to the holders of the PVR Notes to prepay 100% of the aggregate principal amount of the PVR Notes as provided in the Note Purchase Agreements governing the PVR Notes. This amount consisted of approximately $58.4 million aggregate principal amount outstanding on the PVR Notes, $1.1 million in accrued and unpaid interest on the PVR Notes through the prepayment date and $3.8 million in make-whole amounts due in connection with the prepayment of the PVR Notes. The PVR Notes were repaid with borrowings under the PVR Revolver.

PVR Interest Rate Swaps. PVR has entered into interest rate swap agreements (the “PVR Revolver Swaps”) to establish fixed rates on a portion of the outstanding borrowings under the Revolver. Until March 2010, the notional amounts of the PVR Revolver Swaps total $210.0 million, or approximately 38% of PVR’s total long-term debt outstanding as of September 30, 2008, with PVR paying a weighted average fixed rate of 4.23% on the notional amount, and the counterparties paying a variable rate equal to the three-month LIBOR. From March 2010 to December 2011, the notional amounts of the PVR Revolver Swaps total $150.0 million, with PVR paying a weighted average fixed rate of 4.23% on the notional amount, and the counterparties paying a variable rate equal to the three-month LIBOR. These swap agreements have been entered into with four financial institution counterparties, with no counterparty having more than 36% of the open positions. We are not aware of any specific concerns regarding PVR’s counterparties’ ability to make payments under any of the swap agreements. After considering the applicable margin of 1.75% in effect as of September 30, 2008, the total interest rate on the $210.0 million portion of PVR Revolver borrowings covered by the PVR Revolver Swaps was 5.98% at September 30, 2008.

PVR Unit Offering

In 2008, PVR issued 5.15 million common PVR units to the public representing limited partner interests in PVR and received $138.0 million in net proceeds. We made contributions to PVR of $2.9 million in order to maintain our 2% general partner interest. The net proceeds were used to repay a portion of PVR’s borrowings under the PVR Revolver.

Future Capital Needs and Commitments

Currently, we have no capital requirements. In the future, we may decide to facilitate PVR acquisitions by providing debt or equity to PVR.

Short-term cash requirements for operating expenses and quarterly distributions to PVR’s general partner and unitholders are expected to be funded through PVR’s operating cash flows. For the remainder of 2008, PVR anticipates making capital expenditures of $30.0 million to $40.0 million, the majority of which will be incurred in the natural gas midstream segment. PVR intends to fund these capital expenditures with a combination of cash flows provided by operating activities and borrowings under the PVR Revolver. Long-term cash requirements for asset acquisitions are expected to be funded by several sources, including cash flows from PVR’s operating activities, borrowings under PVR’s credit facilities and the issuance of additional debt and equity securities.

Part of PVR’s long-term strategy is to make acquisitions and other capital expenditures which increase cash available for distribution to PVR’s unitholders. PVR’s ability to make these acquisitions in the future will depend largely on the availability of debt financing and on PVR’s ability to periodically use equity financing through the issuance of new common units. Future financing will depend on various factors, including prevailing market conditions, interest rates and our financial condition and credit rating. The current disruption in the worldwide financial markets has made access to new debt and equity capital very difficult in the short term. If this situation continues for an extended period, PVR’s ability to issue debt and equity securities and to make acquisitions in the future may be limited, as will PVR’s ability to increase cash distributions to its limited partners and its general partner.

Results of Operations

Selected Financial Data – Consolidated

The following table sets forth a summary of certain consolidated financial data for the three and nine months ended September 30, 2008 and 2007:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(in thousands, except per unit data)
Revenues	$285,276	$130,204	$718,595	$398,548
Expenses	$245,793	$98,707	$604,727	$318,637

Operating income	$39,483	$31,497	$113,868	$79,911
Net income	$20,264	$8,878	$43,128	$24,899
Net income per limited partner unit, basic and diluted	$0.52	$0.23	$1.10	$0.64
Cash flows provided by operating activities	$20,674	$29,036	$93,115	$85,208

Operating income increased by $8.0 million in the three months ended September 30, 2008 compared to the same period of 2007 primarily due to the $5.8 million increase in gross margin and the $8.9 million increase in coal royalties revenue, partially offset by the $3.8 million increase in operating expenses and the $6.3 million increase in depreciation, depletion and amortization expenses (“DD&A”). Operating income increased by $34.0 million in the nine months ended September 30, 2008 compared to the same period of 2007 primarily due to the $28.3 million increase in gross margin and the $15.5 million increase in coal royalties revenue, partially offset by $8.3 million increase in operating expenses and the $10.7 million increase in DD&A.

Net income increased by $11.4 million in the three months ended September 30, 2008 compared to the same period in 2007 primarily due to the increase in operating income and a $26.5 million change in derivatives, partially offset by the $16.1 million increase in minority interest. Net income increased by $18.2 million in the nine months ended September 30, 2008 compared to the same period in 2007 primarily due to the increase in operating income and a $14.5 million change in derivatives, partially offset by the $20.4 million increase in minority interest.

The assets, liabilities and earnings of PVR are fully consolidated in our financial statements, with the public unitholders’ ownership interest and Penn Virginia’s ownership interest (61%, after the effect of IDRs, as of September 30, 2008) reflected as a minority interest in our condensed consolidated financial statements.

PVR Coal and Natural Resource Management Segment

Three Months Ended September 30, 2008 Compared With the Three Months Ended September 30, 2007

The following table sets forth a summary of certain financial and other data for the PVR coal and natural resource management segment and the percentage change for the three months ended September 30, 2008 and 2007:

	Three Months Ended September 30,		%
	2008	2007	Change
	(in thousands, except as noted)
Financial Highlights
Revenues
Coal royalties	$33,308	$24,426	36%
Coal services	1,815	1,955	(7)%
Timber	1,911	113	1591%
Oil and gas royalty	1,940	264	635%
Other	2,686	1,658	62%

Total revenues	41,660	28,416	47%

Expenses
Coal royalties expense	2,125	979	117%
Other operating	752	1,020	(26)%
Taxes other than income	373	242	54%
General and administrative	3,321	2,630	26%
Depreciation, depletion and amortization	8,794	5,833	51%

Total expenses	15,365	10,704	44%

Operating income	$26,295	$17,712	48%

Operating Statistics
Royalty coal tons produced by lessees (tons in thousands)	8,496	8,842	(4)%

Average royalties revenues per ton ($/ton)	$3.92	$2.76	42%
Less royalties expense per ton ($/ton)	(0.25)	(0.11)	127%

Average net coal royalties per ton ($/ton)	$3.67	$2.65	38%

Revenues. Coal royalties revenues increased by $8.9 million, or 36%, from $24.4 million in the three months ended September 30, 2007 to $33.3 million in the same period of 2008. Coal royalties expense increased by $1.1 million, or 117%, from $1.0 million in the three months ended September 30, 2007 to $2.1 million in the same period of 2008, primarily due to increases in production on subleased property. The average net coal royalty per ton, which represents the average coal royalties revenue per ton, net of coal royalties expense, increased by $1.02 per ton, or 38%, from $2.65 per ton in the three months ended September 30, 2007 to $3.67 per ton in the same period of 2008. The increase in the average net coal royalty per ton was due primarily to the higher royalty revenues per ton received in Central Appalachia. The increase in royalty revenues per ton received in Central Appalachia was due primarily to the higher average sales price of coal in this region.

The following table summarizes coal production, coal royalties revenues and coal royalties per ton by region for the three months ended September 30, 2008 and 2007:

	Coal Production		Coal Royalties Revenues		Coal Royalties Per Ton
	Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,
Property	2008	2007	2008	2007	2008	2007
	(tons in thousands)		(in thousands)		($/ton)
Central Appalachia	4,815	4,660	$25,184	$16,799	$5.23	$3.60
Northern Appalachia	983	1,337	1,931	2,051	1.96	1.53
Illinois Basin	1,110	1,293	2,923	2,470	2.63	1.91
San Juan Basin	1,588	1,552	3,270	3,106	2.06	2.00

Total	8,496	8,842	$33,308	$24,426	$3.92	$2.76

Less coal royalties expense (1)			(2,125)	(979)	(0.25)	(0.11)

Net coal royalties revenues			$31,183	$23,447	$3.67	$2.65

(1)	PVR’s coal royalties expense are incurred primarily in the Central Appalachian region.

Coal production in Northern Appalachia decreased by 0.3 million tons, or 26%, from 1.3 million tons in the three months ended September 30, 2007 to 1.0 million tons in the same period of 2008. This decrease is primarily due to adverse longwall mining conditions. Coal production in the Illinois Basin decreased by 0.2 million tons, or 14%, from 1.3 million tons in the three months ended September 30, 2007 to 1.1 million tons in the same period of 2008. This decrease is primarily due to the closing of a mine in that region in 2008. Coal production in Central Appalachia and the San Juan Basin remained relatively constant from the three months ended September 30, 2007 to the same period of 2008.

Coal services revenues remained relatively constant in the three months ended September 30, 2007 to the same period of 2008. Timber revenues increased by $1.8 million, or 1,591%, from $0.1 million in the three months ended September 30, 2007 to $1.9 million in the same period of 2008, due to the effects of the September 2007 forestland acquisition. Oil and gas royalty revenues increased by $1.6 million, or 635%, from $0.3 million in the three months ended September 30, 2007 to $1.9 million in the same period of 2008, due to the increased royalties resulting from the October 2007 oil and gas royalty interest acquisition. Other revenues increased by $1.0 million, or 62%, from $1.7 million in the three months ended September 30, 2007 to $2.7 million in the same period of 2008 primarily due to a $0.8 million gain on the sale of coal reserves.

Expenses. Other operating expenses decreased by $0.2 million, or 26%, from $1.0 million in the three months ended September 30, 2007 to $0.8 million in the same period of 2008, primarily due to decreased core-hole drilling. Taxes other than income remained relatively constant in the three months ended September 30, 2007 to the same period of 2008. General and administrative expenses increased by $0.7 million, or 26%, from $2.6 million in the three months ended September 30, 2007 to $3.3 million in the same period of 2008, primarily due to increased staffing costs. DD&A expenses increased by $3.0 million, or 51%, from $5.8 million in the three months ended September 30, 2007 to $8.8 million in the same period of 2008, primarily due to increased depletion resulting from the September 2007 forestland acquisition and the October 2007 oil and gas royalty interest acquisition.

Nine Months Ended September 30, 2008 Compared With the Nine Months Ended September 30, 2007

The following table sets forth a summary of certain financial and other data for the PVR coal and natural resource management segment and the percentage change for the nine months ended September 30, 2008 and 2007:

	Nine Months Ended September 30,		% Change
	2008	2007
	(in thousands, except as noted)
Financial Highlights
Revenues
Coal royalties	$88,911	$73,455	21%
Coal services	5,518	5,648	(2)%
Timber	5,328	530	905%
Oil and gas royalty	4,730	847	458%
Other	6,523	4,830	35%

Total revenues	111,010	85,310	30%

Expenses
Coal royalties expense	8,034	4,582	75%
Other operating	1,488	2,086	(29)%
Taxes other than income	1,115	832	34%
General and administrative	9,780	7,989	22%
Depreciation, depletion and amortization	22,733	16,643	37%

Total expenses	43,150	32,132	34%

Operating income	$67,860	$53,178	28%

Operating Statistics
Royalty coal tons produced by lessees (tons in thousands)	24,975	25,186	(1)%

Average royalties revenues per ton ($/ton)	$3.56	$2.92	22%
Less royalties expense per ton ($/ton)	(0.32)	(0.18)	78%

Average net coal royalties per ton ($/ton)	$3.24	$2.74	18%

Revenues. Coal royalties revenues increased by $15.4 million, or 21%, from $73.5 million in the nine months ended September 30, 2007 to $88.9 million in the same period of 2008. Coal royalties expense increased by $3.4 million, or 75%, from $4.6 million in the nine months ended September 30, 2007 to $8.0 million in the same period of 2008, due primarily to the increase in production on subleased property. The average net coal royalty per ton, which represents the average coal royalties revenue per ton, net of coal royalties expense, increased by $0.50 per ton, or 18%, from $2.74 per ton in the nine months ended September 30, 2007 to $3.24 per ton in the same period of 2008. The increase in the average net coal royalty per ton was due primarily to the higher royalty revenues per ton received in Central Appalachia. The increase in royalty revenues per ton received in Central Appalachia was due primarily to the higher average sales prices for coal in this region.

The following table summarizes coal production, coal royalties revenues and coal royalties per ton by region for the nine months ended September 30, 2008 and 2007:

	Coal Production		Coal Royalties Revenues		Coal Royalties Per Ton
	Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
Property	2008	2007	2008	2007	2008	2007
	(tons in thousands)		(in thousands)		($/ton)
Central Appalachia	14,770	14,635	$68,213	$53,983	$4.62	$3.69
Northern Appalachia	2,767	3,787	4,922	5,808	1.78	1.53
Illinois Basin	3,262	2,413	7,173	4,957	2.20	2.05
San Juan Basin	4,176	4,351	8,603	8,707	2.06	2.00

Total	24,975	25,186	$88,911	$73,455	$3.56	$2.92

Less coal royalties expense (1)			(8,034)	(4,582)	(0.32)	(0.18)

Net coal royalties revenues			$80,877	$68,873	$3.24	$2.74

(1)	PVR’s coal royalties expense are incurred primarily in the Central Appalachian region.

Coal production in Northern Appalachia decreased by 1.0 million tons, or 27%, from 3.8 million tons in the nine months ended September 30, 2007 to 2.8 million tons in the same period of 2008. This decrease was due primarily to adverse longwall mining conditions. Coal production in the Illinois Basin increased by 0.9 million tons, or 35%, from 2.4 million tons in the nine months ended September 30, 2007 to 3.3 million tons in the same period of 2008. This increase was due primarily to nine months of production in 2008 on the coal reserves that we acquired in June 2007. Coal production in Central Appalachia and in the San Juan Basin remained relatively constant from the nine months ended September 30, 2007 to the same period of 2008.

Coal services revenues remained relatively constant from the nine months ended September 30, 2007 to the same period of 2008. Timber revenues increased by $4.8 million, or 905%, from $0.5 million in the nine months ended September 30, 2007 to $5.3 million in the same period of 2008 primarily due to the effects of the September 2007 forestland acquisition. Oil and gas royalty revenues increased by $3.9 million, or 458%, from $0.8 million in the nine months ended September 30, 2007 to $4.7 million in the same period of 2008 primarily due to the increased royalties resulting from the October 2007 oil and gas royalty interest acquisition. Other revenues increased by $1.7 million, or 35%, from $4.8 million in the nine months ended September 30, 2007 to $6.5 million in the same period of 2008, primarily due to increased wheelage attributable to better longwall production and increased coal sales prices compared to the same period of 2007 and a $0.8 million gain on the sale of coal reserves.

Expenses. Other operating expenses decreased by $0.6 million, or 29%, from $2.1 million in the nine months ended September 30, 2007 to $1.5 million in the same period of 2008, primarily due to a decrease in core-hole drilling. Taxes other than income increased by $0.3 million, or 34%, from $0.8 million in the nine months ended September 30, 2007 to $1.1 million in the same period of 2008, primarily due to increased severance taxes resulting from the September 2007 forestland acquisition and the October 2007 oil and gas royalty interest acquisition. General and administrative expenses increased by $1.8 million, or 22%, from $8.0 million in the nine months ended September 30, 2007 to $9.8 million in the same period of 2008, primarily due to increased staffing costs as well as increased accounting and auditing fees. DD&A expenses increased by $6.1 million, or 37%, from $16.6 million in the nine months ended September 30, 2007 to $22.7 million in the same period of 2008 primarily due to increased depletion resulting from the September 2007 forestland acquisition and the October 2007 oil and gas royalty interest acquisition.

PVR Natural Gas Midstream Segment

Three Months Ended September 30, 2008 Compared With the Three Months Ended September 30, 2007

The following table sets forth a summary of certain financial and other data for the PVR natural gas midstream segment and the percentage change for the three months ended September 30, 2008 and 2007:

	Three Months Ended September 30,		% Change
	2008	2007
	(in thousands, except as noted)
Financial Highlights
Revenues
Residue gas	$158,709	$52,343	203%
Natural gas liquids	72,349	42,510	70%
Condensate	7,202	3,251	122%
Gathering, processing and transportation fees	3,022	2,266	33%

Total natural gas midstream revenues (1)	241,282	100,370	140%
Equity earnings in equity investment	981	—	—
Producer services	1,353	1,418	(5)%

Total revenues	243,616	101,788	139%

Expenses
Cost of midstream gas purchased (1)	211,262	76,192	177%
Operating	6,164	3,225	91%
Taxes other than income	596	424	41%
General and administrative	3,757	3,076	22%
Depreciation and amortization	8,109	4,812	69%

Total operating expenses	229,888	87,729	162%

Operating income	$13,728	$14,059	(2)%

Operating Statistics
System throughput volumes (MMcf)	27,744	17,844	55%
System throughput volumes (MMcfd)	302	194	56%

Gross margin	$30,020	$24,178	24%
Impact of derivatives	(12,551)	(3,398)	269%

Gross margin, adjusted for impact of derivatives	$17,469	$20,780	(16)%

Gross margin ($/Mcf)	$1.08	$1.35	(20)%
Impact of derivatives ($/Mcf)	(0.45)	(0.19)	137%

Gross margin, adjusted for impact of derivatives ($/Mcf)	$0.63	$1.16	(46)%

(1)	In the three months ended September 30, 2008, PVR recorded $55.7 million of natural gas midstream revenue and $55.7 million for the cost of midstream gas purchased related to the purchase of natural gas from Penn Virginia Oil & Gas, L.P. (“PVOG”) and the subsequent sale of that gas to third parties. These transactions do not impact the gross margin.

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

Natural gas midstream revenues increased by $140.9 million, or 140%, from $100.4 million in the three months ended September 30, 2007 to $241.3 million in the same period of 2008. Cost of midstream gas purchased increased by $135.1 million, or 177%, from $76.2 million in the three months ended September 30, 2007 to $211.3 million in the same period of 2008. The gross margin increased by $5.8 million, or 24%, from $24.2 million in the three months ended September 30, 2007 to $30.0 million in the same period of 2008. The gross margin increase was a result of increased commodity pricing, increased system throughput volume production and higher fractionation, or “frac” spreads during the three months ended September 30, 2008 compared to the same period of 2007. Frac spreads are the difference between the price of NGLs sold and the cost of natural gas purchased on a per MMBtu basis.

System throughput volumes increased by 108 MMcfd, or 56%, from 194 MMcfd in the three months ended September 30, 2007 to 302 MMcfd in the same period of 2008. This increase in throughput volumes is due primarily to the Crossroads plant in East Texas, which became fully operational in 2008, and to the Lone Star Acquisition, which PVR consummated in the third quarter of 2008. Also, the continued successful development by producers operating in the vicinity of PVR’s systems, as well as PVR’s success in contracting and connecting new supply contributed to the increase in throughput volume.

In 2008, PVR’s two expansion projects related to natural gas processing facilities were operational. These two natural gas processing facilities include the Spearman plant in the Texas Panhandle, which was placed into service in February 2008 and has approximately 60 MMcfd capacity, and the Crossroads plant in East Texas, which was placed in service in April 2008 and has approximately 80 MMcfd capacity. The Crossroads plant will process most of the Cotton Valley gas production for Penn Virginia, and the Spearman plant will process gas that had previously bypassed the Beaver plant.

During the three months ended September 30, 2008, PVR generated a majority of its gross margin from contractual arrangements under which the margin is exposed to increases and decreases in the price of natural gas and NGLs. As part of PVR’s risk management strategy, PVR uses derivative financial instruments to economically hedge NGLs sold and natural gas purchased. Adjusted for the impact of derivative financial instruments, the gross margin decreased by $3.3 million, or 16%, from $20.8 million for the three months ended September 30, 2007 to $17.5 million for the same period of 2008. On a per Mcf basis, the gross margin adjusted for the impact of derivatives decreased by $0.53, or 46%, from $1.16 per Mcf in the three months ended September 30, 2007 to $0.63 per Mcf in the same period of 2008.

The following factors played a role in the decrease in gross margin adjusted for the impact of derivatives. At PVR’s Beaver/Spearman complex, which accounts for the majority of PVR’s system throughput volumes and processed natural gas, PVR’s gross margin decreased related to NGL production and transportation issues during the three months ended September 30, 2008. During this time, PVR experienced pipeline curtailments and fractionation facilities began allocating fractionation capacity, which forced PVR to store a portion of its NGL production. These curtailments and allocations occurred downstream and were not related to PVR’s facilities. Additionally, NGLs produced during the month of September were curtailed due to flooding and damage caused by Hurricane Ike. Many of the chemical plants on the Texas and Louisiana coast remained down during the weeks following the hurricane and were unable to take fractionated products. This resulted in the curtailment of NGLs by the fractionation facilities causing PVR to reduce recoveries of NGLs from the natural gas stream. Both of these factors caused a corresponding decrease in gross margin. PVR expects all of the storage inventory at the end of the third quarter to be sold during the fourth quarter. In addition, the downstream fractionators and chemical plants are anticipated to continue their return to normal operations throughout the quarter. These factors as well as increased fee-based volumes associated with the Lone Star Acquisition and Crossroads plant contributed to the decrease in gross margin on a per Mcf basis.

Producer Services. Producer services revenues remained relatively constant from the three months ended September 30, 2007 to the same period of 2008.

Equity Earnings in Equity Investment. This increase is due to PVR’s 25% member interest in Thunder Creek, a joint venture that gathers and transports coalbed methane in Wyoming’s Powder River Basin. PVR acquired this member interest in April 2008.

Expenses. Total operating costs and expenses increased primarily due to increases in operating expenses, taxes other than income, general and administrative expenses and depreciation and amortization.

Operating expenses increased by $3.0 million, or 91%, from $3.2 million in the three months ended September 30, 2007 to $6.2 million in the same period of 2008, primarily due to expenses related to acquisitions and PVR’s expanding footprint in areas of operation, including the addition of the Spearman and Crossroads plants. These expenses include increased repairs and maintenance expenses, increased compressor rentals, chemical and treating expenses and increased employee expenses. Taxes other than income increased by $0.2 million, or 41%, from $0.4 million in the three months ended September 30, 2007 to $0.6 million in the same period of 2008, primarily due to increased property taxes related to PVR’s acquisitions and expansion projects. General and administrative expenses increased by $0.7 million, or 22%, from $3.1 million in the three months ended September 30, 2007 to $3.8 million in the same period of 2008, primarily due to increased staffing costs and accounting and auditing fees incurred. Depreciation and amortization expenses increased by $3.3 million, or 69%, from $4.8 million in the three months ended September 30, 2007 to $8.1 million in the same period of 2008. This increase is primarily due to PVR’s acquisitions, which include the Lone Star Acquisition, and expansion capital incurred, which includes the Spearman and Crossroads plants.

Nine Months Ended September 30, 2008 Compared With the Nine Months Ended September 30, 2007

The following table sets forth a summary of certain financial and other data for the PVR natural gas midstream segment and the percentage change for the nine months ended September 30, 2008 and 2007:

	Nine Months Ended September 30,		% Change
	2008	2007
	(in thousands, except as noted)
Financial Highlights
Revenues
Residue gas	$373,913	$181,407	106%
Natural gas liquids	199,053	115,660	72%
Condensate	21,870	9,324	135%
Gathering, processing and transportation fees	6,291	3,704	70%

Total natural gas midstream revenues (1)	601,127	310,095	94%
Equity earnings in equity investment	1,537	—	—
Producer services	4,921	3,143	57%

Total revenues	607,585	313,238	94%

Expenses
Cost of midstream gas purchased (1)	513,778	251,000	105%
Operating	15,031	9,567	57%
Taxes other than income	1,902	1,280	49%
General and administrative	10,559	9,119	16%
Depreciation and amortization	18,589	13,957	33%

Total operating expenses	559,859	284,923	96%

Operating income	$47,726	$28,315	69%

Operating Statistics
System throughput volumes (MMcf)	68,915	50,763	36%
System throughput volumes (MMcfd)	252	186	35%

Gross margin	$87,349	$59,095	48%
Impact of derivatives	(29,151)	(5,531)	427%

Gross margin, adjusted for impact of derivatives	$58,198	$53,564	9%

Gross margin ($/Mcf)	$1.27	$1.16	9%
Impact of derivatives ($/Mcf)	(0.42)	(0.11)	282%

Gross margin, adjusted for impact of derivatives ($/Mcf)	$0.85	$1.05	(19)%

(1)	In the nine months ended September 30, 2008, PVR recorded $105.5 million of natural gas midstream revenue and $105.5 million for the cost of midstream gas purchased related to the purchase of natural gas from PVOG and the subsequent sale of that gas to third parties. These transactions do not impact the gross margin.

Gross Margin. Natural gas midstream revenues increased by $291.0 million, or 94%, from $310.1 million in the nine months ended September 30, 2007 to $601.1 million in the same period of 2008. Cost of midstream gas purchased increased by $262.8 million, or 105%, from $251.0 million in the nine months ended September 30, 2007 to $513.8 million in the same period of 2008. The gross margin increased by $28.2 million, or 48%, from $59.1 million in the nine months ended September 30, 2007 to $87.3 million in the same period of 2008. The gross margin increase was a result of increased commodity pricing, increased system throughput volume production and higher fractionation, or “frac” spreads during the nine months ended September 30, 2008 compared to the same period of 2007. Frac spreads are the difference between the price of NGLs sold and the cost of natural gas purchased on a per MMBtu basis.

System throughput volumes increased by 66 MMcfd, or 35%, from 186 MMcfd in the nine months ended September 30, 2007 to 252 MMcfd in the same period of 2008. This increase in throughput volumes is due primarily to the Crossroads plant in East Texas, which became fully operational in 2008, and to the Lone Star Acquisition, which we consummated in the third quarter of 2008. Also, the continued successful development by producers operating in the vicinity of our systems, as well as our success in contracting and connecting new supply contributed to the increase in throughput volume.

In 2008, our two expansion projects related to natural gas processing facilities were operational. These two natural gas processing facilities included the Spearman plant in the Texas Panhandle, which was placed into service in February 2008 and has approximately 60 MMcfd capacity and the Crossroads plant in East Texas, which was placed in service in April 2008 and has approximately 80 MMcfd capacity. The Crossroads plant will process most of the Cotton Valley gas production for Penn Virginia, and the Spearman plant will process gas that had previously bypassed the Beaver plant.

During the nine months ended September 30, 2008, PVR generated a majority of the gross margin from contractual arrangements under which the gross margin is exposed to increases and decreases in the price of natural gas and NGLs. As part of PVR’s risk management strategy, PVR uses derivative financial instruments to economically hedge NGLs sold and natural gas purchased. Adjusted for the impact of derivative financial instruments, the gross margin increased by $4.6 million, or 9%, from $53.6 million for the nine months ended September 30, 2007 to $58.2 million for the same period of 2008. On a per Mcf basis, the gross margin adjusted for the impact of derivatives decreased by $0.20, or 19%, from $1.05 per Mcf in the nine months ended September 30, 2007 to $0.85 in the same period of 2008.

The following factors played a role in the decrease in gross margin adjusted for the impact of derivatives. At PVR’s Beaver/Spearman complex, which accounts for the majority of PVR’s system throughput volumes and processed natural gas, PVR’s gross margin decreased related to NGL production and transportation issues during the nine months ended September 30, 2008. During this time, PVR experienced pipeline curtailments and fractionation facilities began allocating fractionation capacity, which forced PVR to store a portion of its NGL production. These curtailments and allocations occurred downstream and were not related to PVR’s facilities. Additionally, NGLs produced during the month of September were curtailed due to flooding and damage caused by Hurricane Ike. Many of the chemical plants on the Texas and Louisiana coast remained down during the weeks following the hurricane and were unable to take fractionated products. This resulted in the curtailment of NGLs by the fractionation facilities causing PVR to reduce recoveries of NGLs from the natural gas stream. Both of these factors caused a corresponding decrease in gross margin. PVR expects all of the storage inventory at the end of the third quarter to be sold during the fourth quarter. In addition, the downstream fractionators and chemical plants are anticipated to continue their return to normal operations throughout the quarter. These factors as well as increased fee-based volumes associated with the Lone Star Acquisition and Crossroads plant contributed to the decrease in gross margin on a per Mcf basis.

Producer Services. Producer services revenues increased by $1.8 million, or 57%, from $3.1 million in the nine months ended September 30, 2007 to $4.9 million in the same period of 2008 primarily due to an increase in collected agent fees for the marketing of Penn Virginia’s and other third parties’ natural gas production.

Equity Earnings in Equity Investment. This increase is due to our 25% member interest in Thunder Creek, a joint venture that gathers and transports coalbed methane in Wyoming’s Powder River Basin. We acquired this member interest in April 2008.

Expenses. Total operating costs and expenses increased primarily due to increases in operating expenses, taxes other than income, general and administrative expenses and depreciation and amortization.

Operating expenses increased by $5.4 million, or 57%, from $9.6 million in the nine months ended September 30, 2007 to $15.0 million in the same period of 2008, primarily due to expenses related to PVR’s expanding footprint in areas of operation, including acquisitions by PVR and the addition of the Spearman and Crossroads plants. These expenses include increased repairs and maintenance expenses, increased compressor rentals, chemical and treating expenses and increased employee expenses. Taxes other than income increased by $0.6 million, or 49%, from $1.3 million in the nine months ended September 30, 2007 to $1.9 million in the same period of 2008, primarily due to increased property taxes resulting from PVR’s acquisitions and from the construction of the Spearman and Crossroads plants, and is also due to increased payroll taxes resulting from increased staffing. General and administrative expenses increased by $1.5 million, or 16%, from $9.1 million in the nine months ended September 30, 2007 to $10.6 million in the same period of 2008 primarily due to increased staffing costs and accounting and auditing fees incurred. Depreciation and amortization expenses increased by $4.6 million, or 33%, from $14.0 million in the nine months ended September 30, 2007 to $18.6 million in the same period of 2008. This increase is primarily due to PVR’s acquisitions, which include the Lone Star Acquisition, and expansion capital incurred, which includes the Spearman and Crossroads plants.

Corporate and Other

Our corporate and other results consist of corporate operating expenses, interest expense, derivative expenses and minority interest.

Corporate Operating Expenses. Corporate operating expenses primarily consist of general and administrative expenses other than from the PVR coal and natural resource management and PVR natural gas midstream segments. Corporate operating expenses remained relatively constant from the nine months ended September 30, 2007 to the same period of 2008.

Interest Expense. Our consolidated interest expense is comprised of the following:

	Three Months September 30,		% Change	Nine Months Ended September 30,		% Change
Source	2008	2007		2008	2007
	(in thousands)			(in thousands)
PVR borrowings	(6,206)	(4,852)		(16,828)	(12,360)
PVR capitalized interest	—	—		675	—
PVR interest rate swaps	(854)	174		(1,213)	518

Total interest expense	$(7,060)	$(4,678)	51%	$(17,366)	$(11,842)	47%

Interest expense increased by $2.4 million, or 51%, from $4.7 million in the three months ended September 30, 2007 to $7.1 million in the same period of 2008. This increase is primarily due to the increase in PVR’s average debt balance, which increased from $295.7 million for the three months ended September 30, 2007 to $510.1 million for the same period of 2008. The increase in our average debt balance is due primarily to acquisitions and expansion activity. PVR had no capitalized interest in the three months ended September 30, 2008 and 2007. In connection with periodic settlements, PVR recognized $0.9 million in net hedging losses on the Revolver Swaps in interest expense for the three months ended September 30, 2008.

Interest expense increased by $5.6 million, or 47%, from $11.8 million in the nine months ended September 30, 2007 to $17.4 million in the same period of 2008. This increase is primarily due to the increase in PVR’s average debt balance, which increased from $253.8 million for the nine months ended September 30, 2007 to $454.3 million for the same period of 2008. The increase in PVR’s average debt balance is due primarily to acquisitions and expansion activity. PVR also capitalized $0.7 million of interest costs in the nine months ended September 30, 2008 related to the construction of the Spearman and Crossroads plants. PVR had no capitalized interest in the nine months ended September 30, 2007. In connection with periodic settlements, PVR recognized $1.2 million in net hedging losses on the Revolver Swaps in interest expense for the nine months ended September 30, 2008.

Derivatives. Our results of operations and operating cash flows were impacted by changes in market prices for NGLs, crude oil and natural gas prices. Commodity markets are volatile, and as a result, our hedging activity results can vary significantly. Our results of operations are affected by the volatility of changes in fair value, which fluctuate with changes in NGL, crude oil and natural gas prices.

In the three months ended September 30, 2008, derivative gains were $15.7 million for changes in fair value. Cash paid for settlements totaled $14.1 million for the three months ended September 30, 2008. The derivative expenses in the three months ended September 30, 2007 were $10.7 million for changes in fair value. Cash paid for settlements totaled $4.7 million for the three months ended September 30, 2007.

In the nine months ended September 30, 2008, derivative expenses were $6.4 million for changes in fair value. Cash paid for settlements totaled $33.3 million for the nine months ended September 30, 2008. The derivative expenses in the nine months ended September 30, 2007 were $20.9 million for changes in fair value. Cash paid for settlements totaled $9.0 million for the nine months ended September 30, 2007.

PVR’s derivative activity is summarized below:

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2008	2007		2008	2007
	(in thousands)			(in thousands)
Natural gas midstream segment unrealized derivative gain (loss)	29,796	(6,028)	(594)%	26,855	(11,964)	(324)%
Natural gas midstream segment realized loss	(14,054)	(4,702)	199%	(33,279)	(8,963)	271%

Total derivative gain (loss)	$15,742	$(10,730)	(247)%	$(6,424)	$(20,927)	(69)%

Minority Interest. Minority interest represents net income allocated to the limited partner units owned by the public. In the three months ended September 30, 2008 and 2007, minority interest reduced our consolidated income from operations by $23.8 million and $7.6 million. In the nine months ended September 30, 2008 and 2007, minority interest reduced our consolidated income from operations by $43.9 million and $23.5 million. The increase in minority interest for the three months ended September 30, 2008 compared to the same period in 2007 was primarily due the increase in PVR’s net income from $16.7 million to $44.6 million. The increase in minority interest for the nine months ended September 30, 2008 and 2007 was primarily due to the increase in PVR’s net income from $49.7 million to $88.6 million.

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

Derivative Activities

Until 2006, we used hedge accounting for commodity derivative financial instruments as allowed under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. PVR’s commodity derivative financial instruments initially qualified as cash flow hedges, and changes in fair value from these contracts were deferred in accumulated other comprehensive income until the hedged transactions settled. When we discontinued hedge accounting in 2006, a net loss remained in accumulated other comprehensive income. As the hedged transactions settled in 2006 and 2007, we and PVR recognized the deferred changes in fair value in revenues and cost of gas purchased in our condensed consolidated statements of income. As of September 30, 2008, PVR had $1.4 million of losses remaining in accumulated other comprehensive income. PVR will recognize these hedging losses during the remainder of 2008 as the hedged transactions settle.

Beginning in 2006, we began recognizing changes in fair value in earnings currently, rather than deferring such amounts in accumulated other comprehensive income (partners’ capital). Because PVR no longer uses hedge accounting for commodity derivatives, we have experienced and could continue to experience significant changes in the estimate of derivative gains or losses recognized due to fluctuations in the value of these contracts. Our results of operations are affected by the potential volatility of changes in fair value, which fluctuate with changes in NGL, crude oil and natural gas prices. These fluctuations could be significant in a volatile pricing environment.

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

Equity Investments

PVR uses the equity method of accounting to account for its 25% member interest in Thunder Creek, as well as its investment in a coal handling joint venture, recording the initial investment at cost. Subsequently, the carrying amount of the investment is increased to reflect its share of income of the investee and is reduced to reflect its share of losses of the investee or distributions received from the investee as the joint ventures reports them. PVR’s share of earnings or losses from Thunder Creek is included in other revenues on the condensed consolidated statements of income, and PVR’s share of earnings and losses from the coal handling joint venture is included in coal services on the condensed consolidated statements of income. Other revenues and coal services revenues also include amortization of the amount of the equity investments that exceed PVR’s portion of the underlying equity in net assets. PVR records amortization over the life of the contracts acquired in the Thunder Creek acquisition and the life of the coal services contracts acquired in the acquisition of the coal handling joint venture.

Goodwill

Under SFAS No. 141, Business Combinations, and SFAS No. 142, goodwill recorded in connection with a business combination is not amortized, but tested for impairment at least annually. Accordingly, we do not amortize goodwill. We test goodwill for impairment during the fourth quarter of each fiscal year.

Intangible Assets

Intangible assets are primarily associated with assumed contracts, customer relationships and rights-of-way. These intangible assets are amortized over periods of up to 20 years, the period in which benefits are derived from the contracts, relationships and rights-of-way, and are reviewed for impairment under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

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

•	Level 2: Quoted prices in markets that are not active or inputs, which are observable, either directly or indirectly, for substantially the full term of the asset or liability.

•	Level 3: Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity).

We use the following methods and assumptions to estimate the fair values of financial instruments:

•

Commodity derivative instruments: The fair values of PVR’s derivative agreements are determined based on forward price quotes for the respective commodities. This is a level 2 input. PVR generally uses the income approach, using valuation techniques that convert future cash flows to a single discounted value. The discount rates used in the discounted cash flow projections include a measure of nonperformance risk. See Note 6 – “Derivative Instruments” in the Notes to the Condensed Consolidated Financial Statements in Item 1, “Financial Statements.”

•

Interest rate swaps: PVR has entered into the PVR Revolver Swaps to establish fixed rates on a portion of the outstanding borrowings under the PVR Revolver. PVR estimates the fair value of the swaps based on published interest rate yield curves as of the date of the estimate. This is a level 2 input. The discount rates used in the discounted cash flow projections include a measure of nonperformance risk. See Note 6 – “Derivative Instruments” in the Notes to the Condensed Consolidated Financial Statements in Item 1, “Financial Statements.”

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

As of September 30, 2008 and December 31, 2007, PVR’s environmental liabilities included $1.2 million and $1.5 million, which represents PVR’s best estimate of the liabilities as of those dates related to its coal and natural resource management and natural gas midstream businesses. PVR has reclamation bonding requirements with respect to certain unleased and inactive properties. Given the uncertainty of when a reclamation area will meet regulatory standards, a change in this estimate could occur in the future.

Recent Accounting Pronouncements

See Note 2 – Summary of Significant Accounting Policies in the Notes to the Condensed Consolidated Financial Statements in Item 1, “Financial Statements,” for a description of recent accounting pronouncements.

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

•

risks and uncertainties relating to general domestic and international economic (including inflation, interest rates and financial and credit markets) and political conditions (including the impact of potential terrorist attacks); and

•	other risks set forth in Item 1A, “Risk Factors,” of this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

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

As a result of PVR’s price risk management and interest rate risk management activities as discussed below, we are also exposed to counterparty risk with financial institutions with whom PVR enters into these risk management positions. Sensitivity to these risks have heightened due to the recent disruption in the domestic and international credit markets. We did not believe we had significant risk in the financial stability of PVR’s counterparties at the time of this report.

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

For the nine months ended September 30, 2008, PVR reported a net derivative expense of $6.4 million. Until 2006, PVR used hedge accounting for commodity derivative financial instruments as allowed under SFAS No. 133. PVR’s commodity derivative financial instruments initially qualified as cash flow hedges, and changes in fair value from these contracts were deferred in accumulated other comprehensive income until the hedged transactions settled. When PVR discontinued hedge accounting in 2006, a loss remained in accumulated other comprehensive income. As the hedged transactions settled in 2006 and 2007, PVR recognized the deferred changes in fair value in revenues and cost of gas purchased in its condensed consolidated statements of income. As of September 30, 2008, PVR had $1.4 million of losses remaining in accumulated other comprehensive income. PVR will recognize these hedging losses during the remainder of 2008 as the hedged transactions settle.

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

The following table lists PVR’s derivative agreements and their fair values as of September 30, 2008:

	Average Volume Per Day		Weighted Average Price		Weighted Average Price Collars			Fair Value (in thousands)
					Additional Put Option	Put	Call
Frac Spread	(in MMBtu	)	(per MMBtu	)
Fourth Quarter 2008	7,824		$5.02					$(2,805)

Ethane Sale Swap	(in gallons	)	(per gallon	)
Fourth Quarter 2008	34,440		$0.4700					(706)

Propane Sale Swaps	(in gallons	)	(per gallon	)
Fourth Quarter 2008	26,040		$0.7175					(1,751)

Crude Oil Sale Swaps	(in barrels	)	(per barrel	)
Fourth Quarter 2008	560		$49.27					(2,611)

Natural Gasoline Collar	(in gallons	)				(per gallon)
Fourth Quarter 2008	6,300					$1.4800	$1.6465	(266)

Crude Oil Collar	(in barrels	)				(per barrel)
Fourth Quarter 2008	400					$65.00	$75.25	(936)

Natural Gas Sale Swaps	(in MMBtu	)	(per MMBtu	)
Fourth Quarter 2008	4,000		$6.97					219

Crude Oil Three-Way Collar	(in barrels	)				(per barrel)
First Quarter 2009 through Fourth Quarter 2009	1,000				$70.00	$90.00	$119.25	(1,128)

Frac Spread Collar	(in MMBtu	)				(per MMBtu)
First Quarter 2009 through Fourth Quarter 2009	6,000					$9.09	$13.94	1,435
Settlements to be paid in subsequent period								(3,186)

Natural gas midstream segment commodity derivatives - net liability								$(11,735)

Our management estimates that, excluding the derivative positions described above, for every $1.00 per MMBtu increase or decrease in the natural gas price, natural gas midstream gross margin and operating income for the last three months of 2008 would increase or decrease by approximately $1.4 million. In addition, our management estimates that for every $5.00 per barrel increase or decrease in the oil price, natural gas midstream gross margin and operating income would increase or decrease by approximately $1.8 million. This assumes that crude oil prices, natural gas prices and inlet volumes remain constant at forecasted levels. These estimated changes in gross margin and operating income exclude potential cash receipts or payments in settling these derivative positions.

Interest Rate Risk Management

As of September 30, 2008, PVR had $558.1 million of outstanding indebtedness under the PVR Revolver, which carries a variable interest rate throughout its term. PVR entered into the PVR Revolver Swaps to effectively convert the interest rate on $210.0 million of the amount outstanding under the PVR Revolver from a LIBOR-based floating rate to a weighted average fixed rate of 4.23% plus the applicable margin until March 2010. From March 2010 to December 2011, the PVR Revolver Swaps will effectively convert the interest rate on $150.0 million of the amount outstanding under the PVR Revolver from a LIBOR-based floating rate to a weighted average fixed rate of 4.23% plus the applicable margin. Certain of the PVR Revolver Swaps are accounted for as cash flow hedges in accordance with SFAS No. 133. A 1% increase in short-term interest rates on the floating rate debt outstanding under the PVR Revolver (net of amounts fixed through hedging transactions) at September 30, 2008 would cost us approximately $3.5 million in additional interest expense.

Item 4	Controls and Procedures

(a)	Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we performed an evaluation of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of September 30, 2008. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported accurately and on a timely basis. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of September 30, 2008, such disclosure controls and procedures were effective.

(b)	Changes in Internal Control Over Financial Reporting

No changes were made in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1	Legal Proceedings

Loadout LLC (“Loadout”), a subsidiary of PVR, holds permits to mine at the Nellis Surface Mine in Boone County, West Virginia. The permits have been assigned to a mine operator who leases the property for mining, Coal River Mining, LLC (“Coal River”). The U.S. Army Corps of Engineers (“Corps”) issued a permit (the “Permit”) under Section 404 of the federal Clean Water Act to Loadout on April 16, 2008, authorizing the placement of fill material into certain waters of the United States in conjunction with the construction of four valley fills, three sediment pond embankments and one haul road at the Nellis Mine. On April 23, 2008, the plaintiffs in the suit Ohio Valley Environmental Coalition v. U.S. Army Corps of Engineers, No. 3:05-0784 (S.D. W. Va.) (the “OVEC suit”) filed a complaint and motion for a temporary restraining order (“TRO”) seeking to suspend or revoke the Permit, alleging, among other things, violations by the Corps of the National Environmental Policy Act and Clean Water Act. The plaintiffs subsequently filed a motion to withdraw their motion for a TRO, pending good-faith negotiations between the plaintiffs, Loadout, and Coal River to reach an agreement over the Permit. In September, those parties terminated negotiations without resolution, and in October, Loadout and Coal River filed a (i) formal reply in the OVEC suit, arguing against the addition of Loadout and Coal River as defendants and (ii) separate declaratory action to validate the issuance of the Permit. Because of the limited volume of projected coal to be produced from the Nellis Surface Mine relative to total production from all our holdings, it is not expected that either a settlement of this matter or a possible delay in proceeding with mining pending litigation would materially affect our business interests.

Item 1A.	Risk Factors

The following is an update to Item 1A – Risk Factors contained in our 2007 Annual Report on Form 10-K. For additional risk factors that could cause actual results to differ materially from those anticipated, please refer to our 2007 Annual Report on

Form 10-K.

The current deterioration of the credit and capital markets may adversely impact PVR’s ability to obtain financing on acceptable terms or obtain funding under the PVR Revolver. This may hinder or prevent PVR from implementing its development plan, completing acquisitions or otherwise meeting its future capital needs.

Global financial markets have been experiencing extreme volatility and disruption, and the debt and equity capital markets have been exceedingly distressed. These issues have made, and will likely continue to make, it difficult to obtain financing. In particular, the cost of raising money in the equity capital markets has increased substantially while the availability of funds from those markets has diminished significantly. The current global economic downturn may adversely impact our ability to issue additional equity in the future at prices which will not be dilutive to our existing unitholders or preclude us from issuing equity at all.

Also, as a result of concerns about the stability of financial markets generally and the solvency of counterparties specifically, the cost of obtaining money from the credit markets has increased as many lenders and institutional investors have increased interest rates, enacted tighter lending standards, refused to refinance existing debt at maturity at all or on terms similar to PVR’s current debt and reduced and, in some cases, ceased to provide funding to borrowers. Moreover, even if lenders and institutional investors are willing and able to provide adequate funding, interest rates may rise in the future and therefore increase the cost of borrowing PVR incurs on any of its floating rate debt. In addition, PVR may be unable to obtain adequate funding under the PVR Revolver because (i) PVR’s lending counterparties may be unwilling or unable to meet their funding obligations or (ii) PVR’s capacity may be reduced if there is an extensive decline in its EBITDA.

Due to these factors, we cannot be certain that funding will be available if needed and to the extent required, on acceptable terms. If funding is not available when needed, or is available only on unfavorable terms, it might adversely affect PVR’s development plan as currently anticipated and PVR’s ability to complete acquisitions each of which could have a material adverse effect on our revenues and results of operations if PVR is unable to maintain its current distribution levels.

Item 6	Exhibits

3.1	Third Amended and Restated Agreement of Limited Partnership of Penn Virginia Resource Partners, L.P. (incorporated by reference to Exhibit 3.1 to Penn Virginia Resource Partners, L.P.’s Current Report on Form 8-K, filed on August 7, 2008).

10.1	Amended and Restated Credit Agreement, dated August 5, 2008, by and among PVR Finco LLC, the guarantors party thereto, PNC Bank, National Association, as Administrative Agent, and the other financial institutions party thereto (incorporated by reference to Exhibit 10.1 to Penn Virginia Resource Partners, L.P.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008).

10.2	Penn Virginia Resource GP, LLC Fourth Amended and Restated Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to Penn Virginia Resource Partners, L.P.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008).

10.3	Amended and Restated Executive Change of Control Severance Agreement dated October 17, 2008 between Penn Virginia Resource GP, LLC and Keith D. Horton (incorporated by reference to Exhibit 10.1 to Penn Virginia Resource Partners, L.P.’s Current Report on Form 8-K filed on October 22, 2008).

10.4	Amended and Restated Executive Change of Control Severance Agreement dated October 17, 2008 between Penn Virginia Resource GP, LLC and Ronald K. Page (incorporated by reference to Exhibit 10.2 to Penn Virginia Resource Partners, L.P.’s Current Report on Form 8-K filed on October 22, 2008).

12.1	Statement of Computation of Ratio of Earnings to Fixed Charges Calculation.

31.1	Certification Pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PENN VIRGINIA GP HOLDINGS, L.P.

By: PVG GP, LLC

Date: November 6, 2008	By:	/s/ Frank A. Pici
Frank A. Pici
Vice President and Chief Financial Officer

Date: November 6, 2008	By:	/s/ Forrest W. McNair
Forrest W. McNair
Vice President and Controller