Form 10-Q
period 2009-03-31
Penn Virginia GP Holdings, L.P.
filed 2009-05-11
CIK 1366292

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (“Exchange Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by a check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

As of May 7, 2009, 39,074,500 common limited partner units were outstanding.

PENN VIRGINIA GP HOLDINGS, L.P. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1	Financial Statements

PENN VIRGINIA GP HOLDINGS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME - unaudited

(in thousands, except per unit data)

	Three Months Ended March 31,
	2009	2008
Revenues
Natural gas midstream	$117,379	$125,048
Coal royalties	30,630	23,962
Coal services	1,888	1,862
Other	6,862	5,942

Total revenues	156,759	156,814

Expenses
Cost of midstream gas purchased	100,620	99,697
Operating	8,890	6,793
Taxes other than income	1,223	1,072
General and administrative	8,133	7,134
Depreciation, depletion and amortization	16,503	11,500

Total expenses	135,369	126,196

Operating income	21,390	30,618

Other income (expense)
Interest expense	(5,616)	(4,932)
Other	329	545
Derivatives	(7,161)	7,776

Net Income	8,942	34,007

Less net income attributable to noncontrolling interests	(2,093)	(17,205)

Net income attributable to Penn Virginia GP Holdings, L.P.	$6,849	$16,802

Net income per unit attributable to Penn Virginia G.P. Holdings, L.P. common unitholders, basic and diluted	$0.18	$0.43

Weighted average number of units outstanding, basic and diluted	39,075	39,075

The accompanying notes are an integral part of these condensed consolidated financial statements.

PENN VIRGINIA GP HOLDINGS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS - unaudited

(in thousands)

	March 31, 2009	December 31, 2008
Assets
Current assets
Cash and cash equivalents	$21,710	$18,338
Accounts receivable, net of allowance for doubtful accounts	57,237	73,267
Derivative assets	21,692	30,431
Other current assets	4,658	4,263

Total current assets	105,297	126,299

Property, plant and equipment	1,109,382	1,093,526
Accumulated depreciation, depletion and amortization	(213,163)	(198,407)

Net property, plant and equipment	896,219	895,119

Equity investments	80,002	78,442
Intangible assets, net	90,817	92,672
Other long-term assets	43,620	35,142

Total assets	$1,215,955	$1,227,674

Liabilities and Partners’ Capital
Current liabilities
Accounts payable	$46,896	$60,442
Accrued liabilities	7,127	11,039
Deferred income	3,762	4,842
Derivative liabilities	15,719	13,585

Total current liabilities	73,504	89,908

Deferred income	5,671	6,150
Other liabilities	17,708	18,078
Derivative liabilities	6,176	6,915
Long-term debt of PVR	595,100	568,100

Partners’ capital:
Penn Virginia GP Holdings, L.P. partners’ capital	261,668	269,542
Noncontrolling interests of subsidiaries	256,128	268,981

Total partners’ capital	517,796	538,523

Total liabilities and partners’ capital	$1,215,955	$1,227,674

The accompanying notes are an integral part of these condensed consolidated financial statements.

PENN VIRGINIA GP HOLDINGS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - unaudited

(in thousands)

	Three Months Ended March 31,
	2009	2008
Cash flows from operating activities
Net income	$8,942	$34,007
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	16,503	11,500
Derivative contracts:
Total derivative losses (gains)	7,615	(6,668)
Cash received (paid) to settle derivatives	2,836	(9,522)
Non-cash interest expense	491	164
Equity earnings, net of distributions received	(1,559)	(360)
Other	(207)	(218)
Changes in operating assets and liabilities	(962)	(924)

Net cash provided by operating activities	33,659	27,979

Cash flows from investing activities
Acquisitions	(1,256)	(20)
Additions to property, plant and equipment	(17,050)	(17,650)
Other	265	341

Net cash used in investing activities	(18,041)	(17,329)

Cash flows from financing activities
Distributions to partners	(29,988)	(24,172)
Proceeds from borrowings	27,000	25,000
Repayments of borrowings	—	(23,000)
Payment of debt issuance costs	(9,258)	—

Net cash used in financing activities	(12,246)	(22,172)

Net increase (decrease) in cash and cash equivalents	3,372	(11,522)
Cash and cash equivalents – beginning of period	18,338	30,503

Cash and cash equivalents – end of period	$21,710	$18,981

Supplemental disclosure:
Cash paid for interest	$6,156	$6,123

The accompanying notes are an integral part of these condensed consolidated financial statements.

PENN VIRGINIA GP HOLDINGS, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Unaudited

March 31, 2009

1. Organization

Penn Virginia GP Holdings, L.P. (the “Partnership,” “we,” “us” or “our”) is a publicly traded Delaware limited partnership formed in June 2006 that owns three types of equity interests in Penn Virginia Resource Partners, L.P. (“PVR”), a publicly traded Delaware limited partnership. As of March 31, 2009, the equity interests are (1) a 2% general partner interest in PVR, which we hold through our 100% ownership interest in Penn Virginia Resource GP, LLC, PVR’s general partner, (2) all of the incentive distribution rights (“IDRs”) in PVR, which we hold through our 100% ownership interest in PVR’s general partner and (3) an approximately 37% limited partner interest in PVR. With the IDRs, we receive an increasing percentage of PVR’s quarterly distributions of available cash from operating surplus after certain levels of cash distributions have been achieved. Our only cash generating assets consist of our equity interests in PVR. Due to our control of the general partner of PVR, the financial results of PVR are included in our condensed consolidated financial statements. However, PVR functions with a capital structure that is independent of ours, consisting of its own debt instruments and publicly traded common units.

Our general partner is an indirect wholly owned subsidiary of Penn Virginia Corporation (“Penn Virginia”). As of March 31, 2009, Penn Virginia and its subsidiaries owned an approximately 77% limited partner interest in us.

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

We, through our ownership of the general partner of PVR, manage the operations and activities of PVR. Most of PVR’s personnel are employees of Penn Virginia or its affiliates. PVR’s general partner is liable for all of PVR’s debts, to the extent not paid from PVR’s assets, except for indebtedness or other obligations that are made specifically non-recourse to us.

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

2. Summary of Significant Accounting Policies

Our accounting policies are consistent with those described in our Annual Report on Form 10-K for the year ended December 31, 2008. Please refer to such Form 10-K for a further discussion of those policies.

Basis of Presentation

Unless otherwise indicated, for the purposes of our condensed consolidated financial statements, the “Partnership,” “we,” “us” or “our” refers to Penn Virginia GP Holdings, L.P. and subsidiaries. References to the “parent company” are intended to mean Penn Virginia GP Holdings, L.P. individually as the parent company and not on a consolidated basis.

Our condensed consolidated financial statements include the accounts of the Partnership and all of our wholly owned subsidiaries. Intercompany balances and transactions have been eliminated in consolidation. PVR owns a 25% member interest in Thunder Creek, a joint venture that gathers and transports coalbed methane in Wyoming’s Powder River Basin, and a 50% member interest in a coal handling joint venture. Earnings from PVR’s 25% member interest in Thunder Creek are recorded in the other revenues line on the condensed consolidated statements of income and earnings from PVR’s 50% member interest in a coal handling venture are recorded in the coal services line on the condensed consolidated statements of income. PVR’s investments in these equity affiliates are recorded on the equity investments line on the condensed consolidated balance sheets. Our condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. These statements involve the use of estimates and judgments where appropriate. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of our condensed consolidated financial statements have been included. These financial statements should be read in conjunction with our condensed consolidated financial statements and footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2008. Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. Certain reclassifications have been made to conform to the current period’s presentation.

New Accounting Standards

In April 2009, the Financial Accounting Standards Board (“FASB”) issued FSP FAS 107-1 and APB 28-1, Interim Disclosures About Fair Value of Financial Instruments (“FSP FAS 107-1 and APB 28-1”). This FSP requires disclosures about the fair value of financial instruments whenever we issue financial statements. The disclosures outlined in FSP FAS 107-1 and APB 28-1 are required for interim and annual periods ending after June 15, 2009. Early adoption is permitted for periods ending after March 15, 2009, and we have elected to adopt this FSP for the three months ended March 31, 2009. This FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption. See Note 3, “Fair Value Measurements” for the disclosure required under FSP FAS 107-1 and APB 28-1.

In April 2009, the FASB issued FSP FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (“FSP FAS 141(R)-1”). This FSP requires us to recognize assets acquired or liabilities assumed in a business combination that arise from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period. If the acquisition-date fair value of an asset acquired or a liability assumed in a business combination that arises from a contingency cannot be determined during the measurement period, an asset or liability shall be recognized at the acquisition at the amount that would be recognized in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 5, Accounting for Contingencies and FASB Interpretation No. 14, Reasonable Estimation of the Amount of a Loss—an interpretation of FASB Statement No. 5. Certain disclosures are also required under this standard. FSP FAS 141(R)-1 is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after December 15, 2008. We have had no material acquisitions since our adoption of this FSP. For each acquisition that includes assets acquired or liabilities assumed arising from contingencies, we will determine the fair value of the assets or liabilities and will make the appropriate disclosures.

3. Fair Value Measurements

We adopted SFAS No. 157, Fair Value Measurements, effective January 1, 2008, for financial assets and liabilities measured on a recurring basis. FASB Staff Position FAS 157-2, Effective Date of FASB Statement No. 157 (“FSP FAS 157-2”), delayed the application of SFAS No. 157 for nonfinancial assets and liabilities to fiscal years and interim periods beginning after November 15, 2008. Prior to the adoption of FSP FAS 157-2, we only applied fair value measurements to our financial assets and liabilities. Effective January 1, 2009, SFAS No. 157 now applies to both financial and nonfinancial assets and liabilities that are measured and reported on a fair value basis.

Our financial instruments consist of cash and cash equivalents, receivables, accounts payable, derivative instruments and PVR’s long-term debt. At March 31, 2009, the carrying values of all of these financial instruments approximated fair value.

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

The following table summarizes the valuation of certain assets and liabilities by the above SFAS No. 157 categories as of March 31, 2009 (in thousands):

		Fair Value Measurements at March 31, 2009, Using
Description	Fair Value Measurements at March 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap liability - current	(6,925)	—	(6,925)	—
Interest rate swap liability - noncurrent	(6,176)	—	(6,176)	—
Commodity derivative assets - current	21,692	—	21,692	—
Commodity derivative liability - current	(8,794)	—	(8,794)	—

Total	$(203)	$—	$(203)	$—

See Note 4 – “Derivative Instruments,” for the effects of derivative instruments on our condensed consolidated financial statements.

We use the following methods and assumptions to estimate the fair values of the assets and liabilities outlined in the above table:

•

Interest rate swaps: PVR has entered into interest rate swaps (the “PVR Interest Rate Swaps”) to establish fixed rates on a portion of the outstanding borrowings under PVR’s revolving credit facility (the “PVR Revolver”). PVR uses an income approach using valuation techniques that connect future cash flows to a single discounted value. PVR estimates the fair value of the swaps based on published interest rate yield curves as of the date of the estimate, and uses discount rates adjusted for the credit risk of the counterparties if the derivative is in an asset position and PVR’s own credit risk for derivatives in a liability position. This is a Level 2 input. See Note 4 – “Derivative Instruments.”

•

Commodity derivative instruments: The PVR natural gas midstream segment’s commodity derivatives utilize three-way collar derivative contracts. PVR also utilizes a combination of collar derivative contracts and commodity swaps to hedge against the variability in the frac spread. PVR determines the fair values of its commodity derivative agreements based on discounted cash flows based on quoted forward prices for the respective commodities, and uses discount rates adjusted for the credit risk of the counterparties if the derivative is in an asset position and PVR’s own credit risk for derivatives in a liability position. This is a Level 2 input. PVR uses the income approach, using valuation techniques that convert future cash flows to a single discounted value. See Note 4 – “Derivative Instruments.”

4. Derivative Instruments

PVR Natural Gas Midstream Segment Commodity Derivatives

PVR utilizes three-way collar derivative contracts to hedge against the variability in cash flows associated with anticipated natural gas midstream revenues and cost of midstream gas purchased. PVR also utilizes a combination of collar derivative contracts and swap contracts to hedge against the variability in its frac spread. PVR’s frac spread is the spread between the purchase price for the natural gas PVR purchases from producers and the sale price for natural gas liquids (“NGLs”) that PVR sells after processing. PVR hedges against the variability in its frac spread by entering into costless collar and swap derivative contracts to sell NGLs forward at a predetermined commodity price and to purchase an equivalent volume of natural gas forward on an MMBtu basis. While the use of derivative instruments limits the risk of adverse price movements, such use may also limit future revenues or cost savings from favorable price movements.

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

PVR determines the fair values of its derivative agreements based on discounted cash flows based on quoted forward prices for the respective commodities as of March 31, 2009, using discount rates adjusted for the credit risk of the counterparties if the derivative is in an asset position and PVR’s own credit risk for derivatives in a liability position. The following table sets forth PVR’s positions as of March 31, 2009 for commodities related to natural gas midstream revenues and cost of midstream gas purchased:

	Average Volume Per Day	Weighted Average Price Collars			Fair Value (in thousands)
		Additional Put Option	Put	Call
Crude Oil Three-way Collar	(in barrels)		(per barrel)
Second Quarter 2009 through Fourth Quarter 2009	1,000	$70.00	$90.00	$119.25	$4,939

Frac Spread Collar	(in MMBtu)		(per MMBtu)
Second Quarter 2009 through Fourth Quarter 2009	6,000		$9.09	$13.94	5,594

Settlements to be received in subsequent period					2,366

Natural gas midstream segment commodity derivatives - net asset					$12,899

At March 31, 2009, PVR reported a net derivative asset related to the natural gas midstream segment of $12.9 million. See the Financial Statement Impact of Derivatives section below for the impact of the natural gas midstream commodity derivatives on our condensed consolidated statements of income.

PVR Interest Rate Swaps

PVR has entered into the PVR Interest Rate Swaps to establish fixed rates on a portion of the outstanding borrowings under the PVR Revolver. The following table sets forth the PVR Interest Rate Swap positions at March 31, 2009:

Dates	Notional Amounts	Weighted-Average Fixed Rate
	(in millions)
Until March 2010	$310.0	3.54%
March 2010 - December 2011	$250.0	3.37%
December 2011 - December 2012	$100.0	2.09%

The notional amount of $310.0 million represents approximately 52% of PVR’s total long-term debt outstanding at March 31, 2009. The weighted-average fixed rate is paid by PVR based on the notional amount, with the counterparties paying a variable rate equal to the three-month London Interbank Offered Rate (“LIBOR”). The PVR Interest Rate Swaps extend one year past the maturity of the PVR Revolver. The PVR Interest Rate Swaps have been entered into with seven financial institution counterparties, with no counterparty having more than 24% of the open positions.

During the first quarter of 2009, PVR discontinued hedge accounting for all of the PVR Interest Rate Swaps. Accordingly, subsequent fair value gains and losses for the PVR Interest Rate Swaps are recognized in earnings currently. At March 31, 2009, a $3.9 million loss remained in accumulated other comprehensive income (“AOCI”) related to these discontinued PVR Interest Rate Swap hedges. The $3.9 million loss will be recognized in earnings through the end of 2011 as the originally forecasted transactions occur.

PVR reported a (i) net derivative liability of $13.1 million at March 31, 2009 and (ii) loss in AOCI of $3.9 million at March 31, 2009 related to the PVR Interest Rate Swaps. In connection with periodic settlements, PVR recognized $0.8 million of net hedging losses in interest expense in the three months ended March 31, 2009. See the Financial Statement Impact of Derivatives section below for the impact of the PVR Interest Rate Swaps on our condensed consolidated financial statements.

Financial Statement Impact of Derivatives

In both the three months ended March 31, 2009 and 2008, PVR reclassified a total of $0.8 million out of AOCI and into earnings. PVR also recorded unrealized hedging losses of $0.5 million and $5.1 million in AOCI in the three months ended March 31, 2009 and 2008 related to the PVR Interest Rate Swaps. See Note 6, “Noncontrolling Interest,” for a detailed schedule of our AOCI.

The following table summarizes the effects of PVR’s derivative activities, as well as the location of the gains and losses, on our condensed consolidated statements of income for the three months ended March 31, 2009 and 2008 (in thousands):

	Location of gain (loss) on derivatives recognized in income	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008
Derivatives de-designated as hedging instruments under SFAS No. 133:
Interest rate contracts (1)	Interest expense	$(825)	$267

Increase (decrease) in net income resulting from derivatives de-designated as hedging instruments under SFAS No. 133		$(825)	$267

Derivatives not designated as hedging instruments under SFAS No. 133:
Interest rate contracts	Derivatives	$(1,114)	$—
Commodity contracts (1)	Natural gas midstream revenues	—	(2,251)
Commodity contracts (1)	Cost of midstream gas purchased	—	1,143
Commodity contracts	Derivatives	(6,047)	7,776

Increase (decrease) in net income resulting from derivatives not designated as hedging instruments under SFAS No. 133		$(7,161)	$6,668

Total increase (decrease) in net income resulting from derivatives		$(7,986)	$6,935

Realized and unrealized derivative impact:
Cash received for commodity and interest rate contract settlements	Derivatives	2,836	(9,522)
Cash paid for interest rate contract settlements	Interest expense	(370)	267
Non-settlement derivative gains	(2)	(10,452)	16,190

Total increase (decrease) in net income resulting from derivatives		$(7,986)	$6,935

(1)	This represents amounts reclassified out of AOCI and into earnings. At March 31, 2009, a $3.9 million loss remained in AOCI related to the PVR Interest Rate Swaps on which PVR discontinued hedge accounting.
(2)	This activity represents unrealized gains in the natural gas midstream, cost of midstream gas purchased, interest expense and derivatives lines on our condensed consolidated statements of income.

The following table summarizes the fair value of PVR’s derivative instruments, as well as the locations of these instruments on our condensed consolidated balance sheets as of March 31, 2009 and December 31, 2008 (in thousands):

	Balance Sheet Location	Fair values as of March 31, 2009		Fair values as of December 31, 2008
		Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Derivatives de-designated as hedging instruments under SFAS No. 133:
Interest rate contracts	Derivative liabilities - current	$—	$—	$—	$1,228
Interest rate contracts	Derivative liabilities - noncurrent	—	—	—	1,842

Total derivatives de-designated as hedging instruments under SFAS No. 133		$—	$—	$—	$3,070

Derivatives not designated as hedging instruments under SFAS No. 133:
Interest rate contracts	Derivative liabilities - current	$—	$6,925	$—	$4,663
Interest rate contracts	Derivative liabilities - noncurrent	—	6,176	—	5,073
Commodity contracts	Derivative assets/liabilities - current	21,692	8,794	30,431	7,694

Total derivatives not designated as hedging instruments under SFAS No. 133		$21,692	$21,895	$30,431	$17,430

Total fair values of derivative instruments		$21,692	$21,895	$30,431	$20,500

See Note 3, “Fair Value Measurements” for a description of how the above financial instruments are valued in accordance with SFAS No. 157.

The following table summarizes the effect of the PVR Interest Rate Swaps on our total interest expense for the three months ended March 31, 2009 and 2008:

	Three Months Ended March 31,
Source	2009	2008
	(in thousands)
Borrowings	$(4,868)	$(5,687)
Capitalized interest	77	488
Interest rate swaps	(825)	267

Total interest expense	$(5,616)	$(4,932)

During the three months ended March 31, 2009 and 2008 PVR applied hedge accounting to some of our interest rate hedges. Settlements on the PVR Interest Rate Swaps that follow hedge accounting are recorded as reclassification amounts out of AOCI to interest expense. For the three months ended March 31, 2009 we reclassified $0.8 million in interest rate swap cash payments to interest expense, and $0.3 million in interest rate swap cash receipts for the same period in 2008.

The effects of derivative gains (losses), cash settlements of PVR’s natural gas midstream commodity derivatives and cash settlements of the PVR Interest Rate Swaps are reported as adjustments to reconcile net income to net cash provided by operating activities on our condensed consolidated statements of cash flows. These items are recorded in the “Total derivative losses (gains)” and “Cash settlements of derivatives” lines on the condensed consolidated statements of cash flows.

At March 31, 2009, we reported a net commodity derivative asset related to the PVR natural gas midstream segment of $12.9 million that is with two counterparties, which are financial institutions, and is substantially concentrated with one of those counterparties. This concentration may impact our overall credit risk, either positively or negatively, in that these counterparties may be similarly affected by changes in economic or other conditions. PVR neither paid nor received collateral with respect to its derivative positions. The maximum amount of loss due to credit risk if counterparties to PVR derivative asset positions fail to perform according to the terms of the contracts would be equal to the fair value of the contracts as of March 31, 2009 and March 31, 2008. No significant uncertainties related to the collectability of amounts owed to PVR exist with regard to these counterparties.

The above hedging activity represents cash flow hedges. As of March 31, 2009, PVR did not own derivative instruments that were classified as fair value hedges or trading securities. In addition, as of March 31, 2009, PVR did not own derivative instruments containing credit risk contingencies.

5. Long-Term Debt

In March 2009, PVR increased the size of the PVR Revolver from $700.0 million to $800.0 million, which resulted in $9.3 million of debt issuance costs that will be amortized over the remaining life of the PVR Revolver. The PVR Revolver is secured with substantially all of PVR’s assets. The December 2011 maturity date for the PVR Revolver did not change. Interest is payable at a base rate plus an applicable margin of up to 1.25% if PVR selects the base rate borrowing option under the PVR Revolver or at a rate derived from the LIBOR, plus an applicable margin ranging from 1.75% to 2.75% if PVR selects the LIBOR-based borrowing option. As of March 31, 2009 and March 31, 2008 the interest rate on the PVR Revolver was 3.75% and 4.15%, respectively.

6. Noncontrolling Interest

We adopted SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, effective January 1, 2009. SFAS No. 160 requires that the classification of the noncontrolling interests in PVR is to be reported in our condensed consolidated balance sheets as a separate item within partners’ capital. Net income attributable to the noncontrolling interests in PVR is separately presented on the face of the condensed consolidated statements of income, applied retrospectively for all periods presented. Comprehensive income attributable to the noncontrolling interest in PVR is separately presented in our schedule of comprehensive income. SFAS No. 160 also requires that gains from the sales of subsidiary stock be recorded directly to partners’ capital. If we sell sufficient controlling interests in our subsidiaries to require deconsolidation of those subsidiaries, then we expect to record a gain or loss on our condensed consolidated statements of income.

The following is a reconciliation of the carrying amount of total partners’ capital, partners’ capital attributable to us, and partners’ capital attributable to our noncontrolling interests in PVR:

	Penn Virginia GP Holdings, L.P. Unitholders	Noncontrolling Interest	Total	Comprehensive Income (Loss)
	(in thousands)
Balance at December 31, 2008	$269,542	$268,981	$538,523

Distributions paid ($0.38 per unit)	(14,848)	(15,140)	(29,988)
Comprehensive income:
Net income	6,849	2,093	8,942	8,942
Unrealized losses on derivative activities	(198)	(308)	(506)	(506)
Reclassification adjustments for derivative activities	323	502	825	825

Balances at March 31, 2009	$261,668	$256,128	$517,796	$9,261

Balance at December 31, 2007	$224,502	$156,957	$381,459

Distributions paid ($0.32 per unit)	(12,504)	(11,668)	(24,172)
Comprehensive income:
Net income	16,802	17,205	34,007	34,007
Unrealized losses on derivative activities	(2,252)	(2,890)	(5,142)	(5,142)
Reclassification adjustments for derivative activities	368	473	841	841

Balances at March 31, 2008	$226,916	$160,077	$386,993	$29,706

7. Cash Distributions

The following table reflects the allocation of total cash distributions paid by us during the three months ended March 31, 2009 and 2008:

	Three Months Ended March 31,
Unitholders	2009	2008
	(in thousands, except per unit data)
Publicly held unitholders	$11,429	$10,268
Penn Virginia Corporation	3,419	2,236

Total cash distributions paid	$14,848	$12,504

Total cash distributions paid per unit	$0.38	$0.32

On May 20, 2009, we will pay a $0.38 per unit quarterly distribution to unitholders of record on May 4, 2009. On May 15, 2009, PVR will pay a $0.47 per unit quarterly distribution to unitholders of record on May 4, 2009. Both distributions were unchanged from the previous distributions paid in February 2009.

8. Related-Party Transactions

General and Administrative

Penn Virginia charges us for certain corporate administrative expenses which are allocable to us and our subsidiaries. When allocating general corporate expenses, consideration is given to property and equipment, payroll and general corporate overhead. Any direct costs are paid by us. Total corporate administrative expenses charged to us and our subsidiaries totaled $1.7 million for both the three months ended March 31, 2009 and 2008. Total corporate administrative expenses that Penn Virginia charged to PVR totaled $1.5 million for both the three months ended March 31, 2009 and 2008. These costs are reflected in general and administrative expenses in our condensed consolidated statements of income. At least annually, our management performs an analysis of general corporate expenses based on time allocations of shared employees and other pertinent factors. Based on this analysis, our management believes that the allocation methodologies used are reasonable.

Accounts Payable—Affiliate

Amounts payable to related parties totaled $4.7 million and $8.1 million as of March 31, 2009 and December 31, 2008. These amounts are primarily due to a wholly owned subsidiary of Penn Virginia, Penn Virginia Oil & Gas, L.P. (“PVOG LP”), related to the natural gas gathering and processing agreement between PVR East Texas Gas Processing, LLC (“PVR East Texas”) and PVOG LP. See “– Gathering and Processing Revenues.” These balances are included in accounts payable on our condensed consolidated balance sheets.

Marketing Revenues

PVOG LP and Connect Energy Services, LLC (“Connect Energy”), a wholly owned subsidiary of PVR, are parties to a Master Services Agreement effective September 1, 2006. Pursuant to the Master Services Agreement, PVOG LP and Connect Energy have agreed that Connect Energy will market all of PVOG LP’s oil and gas production in Arkansas, Louisiana, Oklahoma and Texas for a fee equal to 1% of the net sales price (subject to specified limitations) received by PVOG LP for such production. The Master Services Agreement has a primary term of five years and automatically renews for additional one-year terms until terminated by either party. Under the Master Services Agreement, PVOG LP paid fees to Connect Energy of $0.4 million and $0.7 million for the three months ended March 31, 2009 and 2008. Marketing revenues are included in other revenues on our condensed consolidated statements of income.

Gathering and Processing Revenues

PVR East Texas and PVOG LP are parties to a natural Gas Gathering and Processing Agreement. Pursuant to the Gas Gathering and Processing Agreement, PVOG LP and PVR East Texas have agreed that PVR East Texas will gather and process all of PVOG LP’s current and future gas production in certain areas of the Bethany Field in East Texas and redeliver the NGLs to PVOG LP for a $0.30/MMBtu service fee (with an annual CPI adjustment). The Gas Gathering and Processing Agreement has a primary term of 15 years and automatically renews for additional one year terms until terminated by either party. PVR East Texas began gathering and processing PVOG LP’s gas in June 2008. In the three months ended March 31, 2009, PVOG LP paid PVR East Texas $0.7 million in fees pursuant to the Gas Gathering and Processing Agreement. These gathering and processing revenues are recorded in the natural gas midstream line on our condensed consolidated statements of income.

From time to time, PVOG LP sells gas or NGLs to Connect Energy at PVR’s Crossroads Plant, Connect Energy transports them to the marketing location, and then Connect Energy resells such gas or NGLs to third parties. The sales price received by PVOG LP from Connect Energy for such gas or NGLs equals the sales price received by Connect Energy for such gas or NGLs from the third parties. In the three months ended March 31, 2009, PVOG LP received $0.4 million from Connect Energy in connection with such sales. In the three months ended March 31, 2009, PVR recorded $21.2 million of natural gas midstream revenue and $21.2 million for the cost of midstream gas purchased related to the purchase of natural gas from PVOG LP and the subsequent sale of that gas to third parties. PVR takes title to the gas and NGLs prior to transporting it to third parties. These transactions do not impact the gross margin, nor do they impact operating income other than the processing and marketing fee noted above.

9. Unit-Based Compensation

PVR recognized a total of $1.4 million and $0.7 million for the three months ended March 31, 2009 and 2008 of compensation expense related to the granting of common units and deferred common units and the vesting of restricted units granted under the long-term incentive plan. During the three months ended March 31, 2009, PVR’s general partner granted 354,792 phantom units with a weighted average grant date fair value of $11.59 per unit to employees of Penn Virginia and its affiliates. During the same period, 98,322 restricted units with a weighted average grant date fair value of $27.44 per unit vested. The phantom units granted in 2009 vest over a three-year period, with one-third vesting in each year. PVR recognizes compensation expense on a straight-line basis over the vesting period. These expenses are recorded on the general and administrative expense line on our condensed consolidated statements of income.

The Penn Virginia Resource GP, LLC Fifth Amended and Restated Long-Term Incentive Plan, or PVR’s LTIP, permits the grant of phantom units to employees and directors. No grants of phantom units were made under PVR’s LTIP in 2008. A phantom unit entitles the grantee to receive a common unit upon the vesting of the phantom unit, or in the discretion of PVR’s Compensation and Benefits Committee, the cash equivalent of the value of a common unit. In addition, all phantom units will vest upon a change of control. If a director’s membership on the board of directors of PVR’s general partner terminates for any reason, or an employee’s employment with PVR’s general partner and its affiliates terminates for any reason other than retirement after reaching age 62 and completing 10 years of consecutive service, the grantee’s phantom units will be automatically forfeited unless, and to the extent, PVR’s Committee provides otherwise. Common units delivered upon the vesting of phantom units may be newly issued units, common units acquired by PVR’s general partner in the open market, common units already owned by PVR’s general partner, common units acquired by PVR’s general partner directly from us or any other person, or any combination of the foregoing.

10. Commitments and Contingencies

Legal

We are involved, from time to time, in various legal proceedings arising in the ordinary course of business. While the ultimate results of these proceedings cannot be predicted with certainty, our management believes that these claims will not have a material effect on our financial position or results of operations.

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

As of March 31, 2009 and December 31, 2008, PVR’s environmental liabilities were $1.1 million and $1.2 million, which represents PVR’s best estimate of the liabilities as of those dates related to its coal and natural resource management and natural gas midstream businesses. PVR has reclamation bonding requirements with respect to certain unleased and inactive properties. Given the uncertainty of when a reclamation area will meet regulatory standards, a change in this estimate could occur in the future.

Mine Health and Safety Laws

There are numerous mine health and safety laws and regulations applicable to the coal mining industry. However, since PVR does not operate any mines and does not employ any coal miners, PVR is not subject to such laws and regulations. Accordingly, we have not accrued any related liabilities.

11. Segment Information

Segment information has been prepared in accordance with SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information. Under SFAS No. 131, operating segments are defined as components of an enterprise about which separate financial information is available and is evaluated regularly by the chief operating decision maker, or decision-making group, in assessing performance. Our decision-making group consists of PVR’s Chief Executive Officer and other senior officers. This group routinely reviews and makes operating and resource allocation decisions among the PVR coal and natural resource segment’s management operations and the PVR natural gas midstream segment’s operations. Accordingly, our reportable segments are as follows:

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

The corporate and other line primarily represents corporate functions.

The following table presents a summary of certain financial information relating to our segments as of and for the three months ended March 31, 2009 and 2008 (in thousands):

	Revenues		Operating income (loss)
	Three Months Ended March 31,		Three Months Ended March 31,
	2009	2008	2009	2008
Coal and natural resource	$38,252	$30,294	$24,974	$17,582
Natural gas midstream	118,507	126,520	(3,047)	13,652
Corporate and other	—	—	(537)	(616)

Consolidated totals	$156,759	$156,814	$21,390	$30,618

Interest expense			(5,616)	(4,932)
Other			329	545
Derivatives			(7,161)	7,776
Net income attributable to noncontrolling interest			(2,093)	(17,205)

Net income attributable to Penn Virginia GP Holdings, L.P.			$6,849	$16,802

	Additions to property and equipment and acquisitions		DD&A expense
	Three Months Ended March 31,		Three Months Ended March 31,
	2009	2008	2009	2008
Coal and natural resource	$1,300	$48	$7,394	$6,413
Natural gas midstream	17,006	17,622	9,109	5,087
Corporate and other	—	—	—	—

Consolidated totals	$18,306	$17,670	$16,503	$11,500

	Total assets at
	March 31, 2009	December 31, 2008
Coal and natural resource	$609,372	$600,418
Natural gas midstream	597,347	618,402
Corporate and other	9,236	8,854

Consolidated totals	$1,215,955	$1,227,674

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition and results of operations of Penn Virginia GP Holdings, L.P. and its subsidiaries (“we,” “us” or “our”) should be read in conjunction with our condensed consolidated financial statements and the accompanying notes in Item 1, “Financial Statements.”

Overview of Our Business

General

We are a publicly traded Delaware limited partnership formed in June 2006. Our only cash generating assets consist of our interests in Penn Virginia Resource Partners, L.P., or PVR, which consist of the following:

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

Because we control the general partner of PVR, the financial results of PVR are included in our condensed consolidated financial statements. However, we and PVR both function with capital structures that are independent of each other, with both of us having publicly traded common units and PVR having its own debt instruments. We do not have any debt instruments on a stand-alone basis.

PVR IDRs

In accordance with PVR’s partnership agreement, IDRs represent the right to receive an increasing percentage of quarterly distributions of PVR’s available cash from operating surplus after the minimum quarterly distribution and the target distribution levels have been achieved. The minimum quarterly distribution is $0.25 per unit. We currently hold 100% of the IDRs through our ownership of PVR’s general partner, but may transfer these rights separately to an affiliate (other than an individual) or to another entity as part of PVR’s general partner’s merger or consolidation of PVR’s general partner with or into such entity or the transfer of all or substantially all of PVR’s general partner’s assets to another entity without the prior approval of PVR’s unitholders if the transferee agrees to be bound by the provisions of PVR’s partnership agreement. Prior to September 30, 2011, other transfers of the IDRs will require the affirmative vote of holders of a majority of the outstanding PVR common units. On or after September 30, 2011, the IDRs will be freely transferable. The IDRs are payable as follows:

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

Since 2001, PVR has increased its quarterly cash distribution from $0.25 per unit to $0.47 per unit, which is its most recently declared distribution. These increased cash distributions by PVR have placed us at the maximum target cash distribution level as described above and as a consequence, since reaching such level, we have received 50% of available cash in excess of $0.375 per unit.

Financial Presentation

We reflect our ownership interest in PVR on a consolidated basis, which means that our financial results are combined with PVR’s financial results. The approximately 61% limited partner interest in PVR that we do not own, after the effect of IDRs, is reflected as a noncontrolling interest in our results of operations. We have no separate operating activities apart from those conducted by PVR, and our cash flows currently consist of distributions from PVR on the partner interests, including the IDRs, that we own. Accordingly, the discussion and analysis of our financial position and results of operations in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” reflects the operating activities and results of operations of PVR.

Overview of PVR’s Business

PVR is a publicly traded Delaware limited partnership formed by Penn Virginia Corporation in 2001 that is principally engaged in the management of coal and natural resource properties and the gathering and processing of natural gas in the United States. Both in its current limited partnership form and in its previous corporate form, PVR has managed coal properties since 1882. PVR currently conducts operations in two business segments: (i) coal and natural resource management and (ii) natural gas midstream. Our operating income was $21.4 million in the three months ended March 31, 2009, compared to $30.6 million in the same period of 2008. In the three months ended March 31, 2009, the PVR coal and natural resource management segment contributed $24.9 million, or 117%, to operating income. This contribution to operating income is partially offset by $3.0 million of operating losses in the PVR natural gas midstream segment, or 14%, and $0.5 million of operating expenses from the corporate and other expenses, or 3%.

The following table presents a summary of certain financial information relating to our segments for the three months ended March 31, 2009 and 2008:

	PVR Coal and Natural Resource Management	PVR Natural Gas Midstream	Corporate and Other	Consolidated
	(in thousands)
For the Three Months Ended March 31, 2009
Revenues	$38,252	$118,507	$—	$156,759
Cost of midstream gas purchased	—	100,620	—	100,620
Operating costs and expenses	5,884	11,825	537	18,246
Depreciation, depletion and amortization	7,394	9,109	—	16,503

Operating income	$24,974	$(3,047)	$(537)	$21,390

For the Three Months Ended March 31, 2008
Revenues	$30,294	$126,520	$—	$156,814
Cost of midstream gas purchased	—	99,697	—	99,697
Operating costs and expenses	6,299	8,084	616	14,999
Depreciation, depletion and amortization	6,413	5,087	—	11,500

Operating income	$17,582	$13,652	$(616)	$30,618

The deterioration in global financial markets which began during the third quarter of 2008 and the consequential adverse effect on credit availability continues to adversely impact PVR’s access to new capital and credit availability. Depending on the longevity and ultimate severity of this deterioration, PVR’s ability to conduct a growth oriented capital spending program will be adversely affected, as could PVR’s ability to make cash distributions to its limited partners and to us, the owner of PVR’s general partner.

PVR Coal and Natural Resource Management Segment

As of December 31, 2008, PVR owned or controlled approximately 827 million tons of proven and probable coal reserves in Central and Northern Appalachia, the San Juan Basin and the Illinois Basin. PVR enters into long-term leases with experienced, third-party mine operators, providing them the right to mine PVR’s coal reserves in exchange for royalty payments. PVR actively works with its lessees to develop efficient methods to exploit its reserves and to maximize production from PVR’s properties. PVR does not operate any mines. In the three months ended March 31, 2009, PVR’s lessees produced 8.7 million tons of coal from its properties and paid to PVR coal royalties revenues of $30.6 million, for an average royalty per ton of $3.50. Approximately 82% of PVR’s coal royalties revenues in the three months ended March 31, 2009 were derived from coal mined on its properties under leases containing royalty rates based on the higher of a fixed base price or a percentage of the gross sales price. The balance of PVR’s coal royalties revenues for the respective periods was derived from coal mined on PVR’s properties under leases containing fixed royalty rates that escalate annually.

Coal royalties are impacted by several factors that PVR generally cannot control. The number of tons mined annually is determined by an operator’s mining efficiency, labor availability, geologic conditions, access to capital, ability to market coal and ability to arrange reliable transportation to the end-user. New legislation or regulations have been or may be adopted which may have a significant impact on the mining operations of PVR’s lessees or their customers’ ability to use coal and which may require PVR, PVR’s lessees or PVR’s lessees’ customers to change operations significantly or incur substantial costs.

To a lesser extent, coal prices also impact coal royalties revenues. Generally, as coal prices change, PVR’s average royalty per ton also changes because the majority of PVR’s lessees pay royalties based on the gross sales prices of the coal mined. Most of PVR’s coal is sold by its lessees under contracts with a duration of one year or more; therefore, changes to PVR’s average royalty occur as PVR’s lessees’ contracts are renegotiated.

PVR also earns revenues from other land management activities, such as selling standing timber, leasing fee-based coal-related infrastructure facilities to certain lessees and end-user industrial plants, collecting oil and gas royalties and from coal transportation, or wheelage, fees.

The deterioration of the global economy, including financial and credit markets, has reduced worldwide demand for coal with resultant price declines. Limited access to capital has and could continue to hamper PVR’s ability to fund acquisitions, potentially restricting future growth potential. Depending on the longevity and ultimate severity of the deterioration, demand for coal may continue to decline, which could adversely effect production and pricing for coal mined by PVR’s lessees, and, consequently, adversely affect the royalty income received by PVR and its ability to make cash distributions to its limited partners and to us, the owner of PVR’s general partner.

PVR Natural Gas Midstream Segment

The PVR natural gas midstream segment is engaged in providing natural gas processing, gathering and other related services. As of March 31, 2009, PVR owned and operated natural gas midstream assets located in Oklahoma and Texas, including five natural gas processing facilities having 300 MMcfd of total capacity and approximately 4,069 miles of natural gas gathering pipelines. The PVR natural gas midstream business earns revenues primarily from gas processing contracts with natural gas producers and from fees charged for gathering natural gas volumes and providing other related services. In addition, PVR owns a 25% member interest in Thunder Creek Gas Services, LLC, or Thunder Creek, a joint venture that gathers and transports coalbed methane in Wyoming’s Powder River Basin. PVR also owns a natural gas marketing business, which aggregates third-party volumes and sells those volumes into intrastate pipeline systems and at market hubs accessed by various interstate pipelines.

In the three months ended March 31, 2009, system throughput volumes at PVR’s gas processing plants and gathering systems, including gathering-only volumes, were 32.3 Bcf, or approximately 359 MMcfd. In the three months ended March 31, 2009, 25% and 14% of the PVR natural gas midstream segment revenues and 19% and 10% of our total consolidated revenues were derived from two of the PVR natural gas midstream segment’s customers, Conoco, Inc. and Louis Dreyfus Energy Services.

PVR continually seeks new supplies of natural gas to both offset the natural declines in production from the wells currently connected to its systems and to increase system throughput volumes. New natural gas supplies are obtained for all of PVR’s systems by contracting for production from new wells, connecting new wells drilled on dedicated acreage and contracting for natural gas that has been released from competitors’ systems. In the three months ended March 31, 2009, the PVR natural gas midstream segment made aggregate capital expenditures of $14.5 million, primarily related to PVR’s Panhandle System where producers continue to develop.

Revenues, profitability and the future rate of growth of the PVR natural gas midstream segment are highly dependent on market demand and prevailing natural gas liquid, or NGL, and natural gas prices. Historically, changes in the prices of most NGL products have generally correlated with changes in the price of crude oil. NGL and natural gas prices have been subject to significant volatility in recent years in response to changes in the supply and demand for NGL products and natural gas market demand. The deterioration in the global economy, including financial and credit markets, has resulted in a decrease in worldwide demand for oil and domestic demand for natural gas and NGLs. Limited access to capital could continue to hamper PVR’s ability to fund acquisitions, potentially restricting future growth potential. Depending on the longevity and ultimate severity of the deterioration, NGL production from its processing plants could decrease and adversely effect PVR’s natural gas midstream processing income and PVR’s ability to make cash distributions.

Corporate and other

Corporate and other primarily represents corporate functions.

Liquidity and Capital Resources

Liquidity and Working Capital

Liquidity is defined as the ability to convert assets into cash or to obtain cash. Short-term liquidity refers to the ability to meet short-term obligations of 12 months or less. Liquidity is a matter of degree and is expressed in terms of working capital and the current ratio and, due to the recent deterioration of the credit and financial markets, in terms of the availability of borrowing capacity against existing credit facilities and debt instruments. Our consolidated working capital (current assets minus current liabilities) and consolidated current ratio (current assets divided by current liabilities) are as follows as of March 31, 2009 and December 31, 2008:

	March 31, 2009	December 31, 2008
Current Assets	$105,297	$126,299
Current Liabilities	73,504	89,908

Working Capital	$31,793	$36,391

Current Ratio	1.43	1.40

Because we and PVR operate with independent capital structures, an important indicator of liquidity is the availability of borrowing capacity. As discussed in more detail in “–Long-Term Debt” below, as of March 31, 2009, PVR had availability of $203.3 million on its recently expanded $800.0 million revolving credit facility, or the PVR Revolver.

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

PVR’s ability to satisfy its obligations and planned expenditures will depend upon PVR’s future operating performance, which will be affected by prevailing economic conditions in the coal industry and natural gas midstream market, some of which are beyond PVR’s control. During the first quarter of 2009, PVR completed an amendment to increase the borrowing base under the PVR Revolver, with resultant borrowing availability of $203.3 million as of March 31, 2009. However, depending on the longevity and ultimate severity of the recent deterioration of the global economy, including financial and credit markets, PVR’s ability in the future to grow organically or through acquisitions may be significantly adversely affected, as may PVR’s ability to make cash distributions to its limited partners and to us, the owner of PVR’s general partner.

Cash Flows

The following table summarizes our cash flow statements for the three months ended March 31, 2009 and 2008, consolidating our segments:

For the Three Months Ended March 31, 2009	PVR Coal and Natural Resource Management	PVR Natural Gas Midstream	Corporate and Other	Consolidated
	(in thousands)
Cash flows from operating activities:
Net income (loss) contribution	$18,537	$(9,069)	$(526)	$8,942
Adjustments to reconcile net income to net cash provided by operating activities (summarized)	7,690	17,901	88	25,679
Net change in operating assets and liabilities	(3,896)	3,210	(276)	(962)

Net cash provided by (used in) operating activities	$22,331	$12,042	$(714)	33,659

Net cash used in investing activities	$(1,035)	$(17,006)	$—	(18,041)

Net cash used in financing activities				(12,246)

Net increase in cash and cash equivalents				$3,372

For the Three Months Ended March 31, 2008	Coal and Natural Resource Management	Natural Gas Midstream	Corporate and Other	Consolidated
	(in thousands)
Cash flows from operating activities:
Net income (loss) contribution	$12,521	$22,019	$(533)	$34,007
Adjustments to reconcile net income to net cash provided by operating activities (summarized)	5,891	(11,086)	91	(5,104)
Net change in operating assets and liabilities	(4,418)	3,919	(425)	(924)

Net cash provided by (used in) operating activities	$13,994	$14,852	$(867)	27,979

Net cash provided by (used in) investing activities	$293	$(17,622)	$—	(17,329)

Net cash used in financing activities				(22,172)

Net decrease in cash and cash equivalents				$(11,522)

Net Cash Provided by Operating Activities

Changes to our working capital and to our current ratio are largely affected by net cash provided by PVR’s operating activities. Net cash provided by PVR’s operating activities primarily came from the following sources:

PVR coal and natural resource management segment:

•	the collection of coal royalties;

•	the sale of standing timber;

•	the collection of coal transportation, or wheelage, fees;

•	distributions received from PVR’s equity investees; and

•	settlements from PVR’s interest rate swaps, or the PVR Interest Rate Swaps.

PVR natural gas midstream segment:

•	the collection of revenues from natural gas processing contracts with natural gas producers;

•	the collection of revenues from PVR’s natural gas marketing business; and

•	settlements from PVR’s natural gas midstream commodity derivatives.

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

Net cash provided by operating activities in the three months ended March 31, 2009 increased by $5.7 million, or 20%, to $33.7 million from $28.0 million in the same period of 2008. The overall increase in net cash provided by operating activities was primarily attributable to increased coal royalties received, which was driven primarily by increased production and sales prices of coal in all regions and an increase in cash received from the settlement of PVR’s derivative positions. These increases were partially offset by decreased cash received from the sales of residue gas and NGLs, which was primarily driven by a decrease in commodity prices for natural gas and NGLs. See “Results of Operations–PVR Coal and Natural Resource Management Segment” and “Results of Operations–PVR Natural Gas Midstream Segment” for a more detailed explanation of the factors that increased cash provided by PVR’s operating activities.

Net Cash Used in Investing Activities

We do not own any property, plant and equipment on a stand-alone basis, nor did we have investing activities on a stand-alone basis for the three months ended March 31, 2009 or 2008. Net cash used by PVR in its investing activities in the three months ended March 31, 2009 increased by $0.7 million, or 4%, to $18.0 million from $17.3 million in the same period of 2008. The cash used by PVR in its investing activities for the three months ended March 31, 2009 and 2008 were used primarily for capital expenditures. The following table sets forth PVR’s capital expenditures by segment made during the three months ended March 31, 2009 and 2008:

	Three Months Ended March 31,
	2009	2008
	(in thousands)
Coal and natural resource management
Acquisitions	$1,256	$20
Other property and equipment expenditures	44	28

Total	1,300	48

Natural gas midstream
Expansion capital expenditures	11,200	16,373
Other property and equipment expenditures	3,282	3,106

Total	14,482	19,479

Total capital expenditures	$15,782	$19,527

In the three months ended March 31, 2009, PVR made aggregate capital expenditures of $15.8 million. These capital expenditures consisted primarily of expansion capital expenditures in the PVR natural gas midstream segment, primarily to develop additional processing capacity in its Panhandle System. The PVR natural gas midstream segment also incurred approximately $3.3 million of maintenance capital expenditures for equipment overhauls and connecting wells in existing areas.

In the three months ended March 31, 2008, PVR made aggregate capital expenditures of $19.5 million. These capital expenditures consisted primarily of the PVR natural gas midstream segment gathering system expansion projects. The PVR natural gas midstream segment also incurred $3.1 million of maintenance capital expenditures for equipment overhauls and connecting wells in existing areas.

PVR funded its coal and natural resource management and natural gas midstream capital expenditures in the three months ended March 31, 2009 and 2008 primarily with cash provided by operating activities and borrowings under the PVR Revolver. See “– Future Capital Needs and Commitments” for an analysis of future capital expenditures and the sources for funding those expenditures.

Net Cash Used In Financing Activities

Net cash used in financing activities in the three months ended March 31, 2009 decreased by $10.0 million, or 45%, to $12.2 million from $22.2 million in the same period of 2008. Over the comparative periods, we had an increase in cash distributions to partners, which was related to an increase in the distribution per unit; and to $9.3 million of debt issuance costs that were paid by PVR in the three months ended March 31, 2009. These increases in cash used in financing activities were partially offset by an increase in net proceeds from PVR’s long-term borrowings. See “— Long-Term Debt” below for a more detailed description of PVR’s March 31, 2009 long-term debt balance. Net cash provided by financing activities in the three months ended March 31, 2009 and 2008 was used primarily for capital expenditures.

The cash distribution per unit that will be paid to our partners in May 2009 for the first quarter of 2009 will be unchanged from the distribution paid in February 2009. We will continue to be cautious about increasing and maintaining cash distributions to unitholders in the foreseeable future in order to preserve cash liquidity in light of uncertain commodity and financial markets.

Long-Term Debt

As of March 31, 2009, we had no outstanding borrowings other than the borrowings of PVR discussed below, which are included in our condensed consolidated financial statements.

PVR Revolver. In March 2009, PVR increased the size of the PVR Revolver from $700.0 million to $800.0 million, which resulted in $9.3 million of debt issuance costs. The PVR Revolver is secured with substantially all of PVR’s assets. As of March 31, 2009, net of outstanding borrowings of $595.1 million and letters of credit of $1.6 million, PVR had remaining borrowing capacity of $203.3 million on the PVR Revolver. The PVR Revolver matures in December 2011 and is available to PVR for general purposes, including working capital, capital expenditures and acquisitions, and includes a $10.0 million sublimit for the issuance of letters of credit. In the three months ended March 31, 2009, PVR incurred commitment fees of $0.1 million on the unused portion of the PVR Revolver. The interest rate under the PVR Revolver fluctuates based on the ratio of PVR’s total indebtedness-to-EBITDA. Interest is payable at a base rate plus an applicable margin of up to 1.25% if PVR selects the base rate borrowing option under the PVR Revolver or at a rate derived from the London Interbank Offered Rate, or LIBOR, plus an applicable margin ranging from 1.75% to 2.75% if PVR selects the LIBOR-based borrowing option. At March 31, 2009, the weighted average interest rate on borrowings outstanding under the PVR Revolver was approximately 3.75%. PVR does not have a public credit rating for the PVR Revolver.

The financial covenants under the PVR Revolver require PVR not to exceed specified ratios. PVR is required to maintain a debt-to-consolidated EBITDA ratio of less than 5.25-to-1.0 and at March 31, 2009, the ratio was 3.37-to-1.0. PVR is also required to maintain a consolidated EBITDA-to-interest expense ratio of greater than 2.5-to-1.0 and at March 31, 2009, the ratio was 6.31-to-1.0. EBITDA, which is a non-GAAP measure, is generally defined in the PVR Revolver as PVR’s net income before the effects of interest expense, interest income, depreciation, depletion and amortization, or DD&A, expense, impairments and other similar charges and non-cash hedging activity. In addition, the PVR Revolver contains various covenants that limit PVR’s ability to incur indebtedness, grant liens, make certain loans, acquisitions and investments, make any material change to the nature of PVR’s business or enter into a merger or sale of PVR’s assets, including the sale or transfer of interests in its subsidiaries. As of March 31, 2009, PVR was in compliance with all of its covenants under the PVR Revolver.

In the event that PVR would be in default of its covenants, PVR could appeal to the banks for a waiver of the covenant default. Should the banks deny PVR’s appeal to waive the covenant default, the outstanding borrowings under the PVR Revolver would become payable upon demand and would be reclassified to the current liabilities section of our condensed consolidated balance sheet. The PVR Revolver contains cross-default provisions for default of indebtedness of more than $7.5 million. The PVR Revolver does not contain a subjective acceleration clause. The PVR Revolver prohibits PVR from making distributions to its partners if any potential default, or event of default, as defined in the PVR Revolver, occurs or would result from the distributions.

PVR Interest Rate Swaps. PVR has entered into the PVR Interest Rate Swaps to establish fixed rates on a portion of the outstanding borrowings under the PVR Revolver. Until March 2010, the notional amounts of the PVR Interest Rate Swaps total $310.0 million, or approximately 52% of PVR’s total long-term debt outstanding as of March 31, 2009, with PVR paying a weighted average fixed rate of 3.54% on the notional amount, and the counterparties paying a variable rate equal to the three-month LIBOR. From March 2010 to December 2011, the notional amounts of the PVR Interest Rate Swaps total $250.0 million with PVR paying a weighted average fixed rate of 3.37% on the notional amount, and the counterparties paying a variable rate equal to the three-month LIBOR. From December 2011 to December 2012, the notional amounts of the Interest Rate Swaps total $100.0 million, with PVR paying a weighted average fixed rate of 2.09% on the notional amount, and the counterparties paying a variable rate equal to the three-month LIBOR. The PVR Interest Rate Swaps extend one year past the maturity of the current PVR Revolver. The PVR Interest Rate Swaps have been entered into with seven financial institution counterparties, with no counterparty having more than 24% of the open positions. After considering the applicable margin of 2.00% in effect as of March 31, 2009, the total interest rate on the $310.0 million portion of PVR Revolver borrowings covered by the PVR Interest Rate Swaps was 5.54% at March 31, 2009. PVR monitors changes in its counterparties and are not aware of any specific concerns regarding PVR’s counterparties’ ability to make payments under any of the PVR Interest Rate Swaps.

Future Capital Needs and Commitments

Currently, we have no capital requirements. In the future, we may decide to facilitate PVR acquisitions and other capital expenditures by the issuance of debt or equity.

PVR believes that its short-term cash requirements for operating expenses and quarterly distributions to us, as the owner of PVR’s general partner, and unitholders will be funded through operating cash flows. PVR also believes that its remaining borrowing capacity of $203.3 million will be sufficient for its capital needs and commitments for the remainder of 2009. For the remainder of 2009, PVR anticipates making capital expenditures, excluding acquisitions, of approximately $47.0 to $53.0 million. The majority of the 2009 capital expenditures are expected to be incurred in the PVR natural gas midstream segment. Long-term cash requirements for acquisitions and other capital expenditures are expected to be funded by several sources, including cash flows from operating activities, borrowings under the PVR Revolver and the issuances of additional debt and equity securities if available under commercially acceptable terms.

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

The recent disruptions in the global financial and commodities markets and the general economic climate have made access to equity and debt capital markets very difficult since late in 2008. While signs of improvement in these markets have started to arise in 2009, with issuances of debt and equity securities by other publicly traded partnerships, the short-term outlook remains uncertain with respect to PVR’s ability to access the capital markets on acceptable terms. If the situation worsens and PVR is unable to access the capital markets for an extended period, PVR’s ability to make acquisitions and other capital expenditures, as well as PVR’s ability to increase or sustain cash distributions to its limited partners and to us, the owner of PVR’s general partner, will likely become limited. If additional financing is required, there are no assurances that it will be available, or if available, that it can be obtained on terms favorable to PVR or not dilutive to PVR’s future earnings.

Results of Operations

Selected Financial Data—Consolidated

The following table sets forth a summary of certain consolidated financial data for the three months ended March 31, 2009 and 2008:

	Three Months Ended March 31,
	2009	2008
	(in thousands, except per unit data)
Revenues	$156,759	$156,814
Expenses	$135,369	$126,196

Operating income	$21,390	$30,618
Net income	$8,942	$34,007
Net income attributable to noncontrolling interest	$(2,093)	$(17,205)

Net income attributable to Penn Virginia GP Holdings, L.P.	$6,849	$16,802

Net income per share attributable to Penn Virginia G.P. Holdings, L.P. common unitholders, basic and diluted	$0.18	$0.43
Cash flows provided by operating activities	$33,659	$27,979

Operating income decreased by $9.2 million in the three months ended March 31, 2009 compared to the same period of 2008 primarily due to an $8.6 million decrease in gross margin and a $5.0 million increase in DD&A expense, partially offset by a $6.7 million increase in coal royalties revenues.

Net income attributable to us decreased by $10.0 million in the three months ended March 31, 2009 compared to the same period of 2008 primarily due to the decrease in operating income and a $14.9 million decrease in derivatives, partially offset by a $15.1 million decrease in net income attributable to the noncontrolling interest.

The assets, liabilities and earnings of PVR are fully consolidated in our financial statements, with the unitholders’ interest that we do not own (61%, after the effect of IDRs, as of March 31, 2009) reflected as net income attributable to noncontrolling interest in our condensed consolidated financial statements.

PVR Coal and Natural Resource Management Segment

Three Months Ended March 31, 2009 Compared With the Three Months Ended March 31, 2008

The following table sets forth a summary of certain financial and other data for the PVR coal and natural resource management segment and the percentage change for the three months ended March 31, 2009 and 2008:

	Three Months Ended March 31,		Change
	2009	2008
	(in thousands, except as noted)
Financial Highlights
Revenues
Coal royalties	$30,630	$23,962	28%
Coal services	1,888	1,862	1%
Timber	1,317	1,584	(17)%
Oil and gas royalty	703	1,234	(43)%
Other	3,714	1,652	125%

Total revenues	38,252	30,294	26%

Expenses
Coal royalties	1,224	2,512	(51)%
Other operating	883	231	282%
Taxes other than income	425	371	15%
General and administrative	3,352	3,185	5%
Depreciation, depletion and amortization	7,394	6,413	15%

Total expenses	13,278	12,712	4%

Operating income	$24,974	$17,582	42%

Operating Statistics
Royalty coal tons produced by lessees (tons in thousands)	8,748	7,640	15%

Average royalties revenues per ton ($/ton)	$3.50	$3.14	12%
Less royalties expense per ton ($/ton)	(0.14)	(0.33)	(58)%

Average net coal royalties per ton ($/ton)	$3.36	$2.81	20%

Revenues. Coal royalties revenues increased by $6.6 million, or 28%, from $24.0 million in the three months ended March 31, 2008 to $30.6 million in the same period of 2009, primarily due to the increase in the average sales price of coal received by lessees and the overall increase in production from certain subleased properties. Coal royalties expense decreased by $1.3 million, or 51%, from $2.5 million in the three months ended March 31, 2008 to $1.2 million in the same period of 2009, primarily due to decreased production from certain subleased properties in the Central Appalachian region. The average net coal royalty per ton, which represents the average coal royalties revenue per ton, net of coal royalties expense, increased by $0.55 per ton, or 20%, from $2.81 per ton in the three months ended March 31, 2008 to $3.36 per ton in the same period of 2009. The increase in average net coal royalty per ton was due primarily to the higher royalty revenues per ton received from PVR’s lessees in all regions.

The following table summarizes coal production, coal royalties revenues and coal royalties per ton by region for the three months ended March 31, 2009 and 2008:

	Coal Production		Coal Royalties Revenues		Coal Royalties Per Ton
	Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,
Region	2009	2008	2009	2008	2009	2008
	(tons in thousands)		(in thousands)		($/ton)
Central Appalachia	4,658	4,811	$21,683	$18,579	$4.66	$3.86
Northern Appalachia	1,057	674	1,951	1,134	1.85	1.68
Illinois Basin	1,261	1,033	3,241	1,938	2.57	1.88
San Juan Basin	1,772	1,122	3,755	2,311	2.12	2.06

Total	8,748	7,640	$30,630	$23,962	$3.50	$3.14

Less coal royalties expense (1)			(1,224)	(2,512)	(0.14)	(0.33)

Net coal royalties revenues			$29,406	$21,450	$3.36	$2.81

(1)	PVR’s coal royalties expenses are incurred primarily in the Central Appalachian region.

Coal production in the Central Appalachian region remained relatively constant from the three months ended March 31, 2008 to the same period of 2009. Coal production in the Northern Appalachian region increased by 0.4 million tons, or 57%, from 0.7 million tons in the three months ended March 31, 2008 to 1.1 million tons in the same period of 2009. This increase was due primarily to increased production on PVR’s longwall mining operations in the region. Coal production in the Illinois Basin region increased by 0.3 million tons, or 22%, from 1.0 million tons in the three months ended March 31, 2008 to 1.3 million tons in the same period of 2009. This increase was due primarily to more efficient mining conditions by certain lessees in Western Kentucky. Coal production in the San Juan Basin region increased by 0.7 million tons, or 58%, from 1.1 million tons in the three months ended March 31, 2008 to 1.8 million tons in the same period of 2009. This increase was due primarily to new mining contracts obtained by PVR’s lessees in the region.

Coal services revenues remained relatively constant from the three months ended March 31, 2008 to the same period of 2009. Timber revenues decreased by $0.3 million, or 17%, from $1.6 million in the three months ended March 31, 2008 to $1.3 million in the same period of 2009 primarily due to decreased harvesting of timber resulting from weakened market conditions. Oil and gas royalty revenues decreased by $0.5 million, or 43%, from $1.2 million in the three months ended March 31, 2008 to $0.7 million in the same period of 2009, primarily due decreased natural gas prices. Other revenues increased by $2.0 million, or 125%, from $1.7 million in the three months ended March 31, 2008 to $3.7 million in the same period of 2009, primarily due to forfeited minimum rentals that PVR recorded as revenue in the three months ended March 31, 2009.

Expenses. Other operating expenses increased by $0.7 million, or 282%, from $0.2 million in the three months ended March 31, 2008 to $0.9 million in the same period of 2009, primarily due to increased core drilling expenses related to coal reserves that PVR acquired in May 2008, and increased coal exploration expenses, which were due to coal reserve study expenses incurred in the three months ended March 31, 2009. Both taxes other than income and general and administrative expenses remained relatively constant from the three months ended March 31, 2008 to the same period of 2009. DD&A expenses increased by $1.0 million, or 15%, from $6.4 million in the three months ended March 31, 2008 to $7.4 million in the same period of 2009, primarily due to higher depletion expenses resulting from increased overall coal production.

PVR Natural Gas Midstream Segment

Three Months Ended March 31, 2009 Compared With the Three Months Ended March 31, 2008

The following table sets forth a summary of certain financial and other data for the PVR natural gas midstream segment and the percentage change for the three months ended March 31, 2009 and 2008:

	Three Months Ended March 31,		% Change
	2009	2008
	(in thousands, except as noted)
Financial Highlights
Revenues
Residue gas	$81,194	$61,667	32%
Natural gas liquids	30,606	56,197	(46)%
Condensate	2,903	6,216	(53)%
Gathering, processing and transportation fees	2,676	968	176%

Total natural gas midstream revenues (1)	117,379	125,048	(6)%
Equity earnings in equity investment	1,119	—	—
Producer services	9	1,472	(99)%

Total revenues	118,507	126,520	(6)%

Expenses
Cost of midstream gas purchased (1)	100,620	99,697	1%
Operating	6,783	4,050	67%
Taxes other than income	798	701	14%
General and administrative	4,244	3,333	27%
Depreciation and amortization	9,109	5,087	79%

Total operating expenses	121,554	112,868	8%

Operating income	$(3,047)	$13,652	(122)%

Operating Statistics
System throughput volumes (MMcf)	32,280	17,287	87%
System throughput volumes (MMcfd)	359	190	89%

Gross margin	$16,759	$25,351	(34)%
Impact of derivatives	3,792	(8,414)	(145)%

Gross margin, adjusted for impact of derivatives	$20,551	$16,937	21%

Gross margin ($/Mcf)	$0.52	$1.47	(65)%
Impact of derivatives ($/Mcf)	0.12	(0.49)	(124)%

Gross margin, adjusted for impact of derivatives	$0.64	$0.98	(35)%

(1)	In the three months ended March 31, 2009, PVR recorded $21.2 million of natural gas midstream revenue and $21.2 million for the cost of midstream gas purchased related to the purchase of natural gas from Penn Virginia Oil & Gas, L.P. and the subsequent sale of that gas to third parties. PVR takes title to the gas prior to transporting it to third parties. These transactions do not impact the gross margin.

Gross Margin. PVR’s gross margin is the difference between PVR’s natural gas midstream revenues and PVR’s cost of midstream gas purchased. Natural gas midstream revenues included residue gas sold from processing plants after NGLs were removed, NGLs sold after being removed from system throughput volumes received, condensate collected and sold and gathering and other fees primarily from natural gas volumes connected to PVR’s gas processing plants. Cost of midstream gas purchased consisted of amounts payable to third-party producers for natural gas purchased under percentage-of-proceeds and gas purchase/keep-whole contracts.

Natural gas midstream revenues decreased by $7.6 million, or 6%, from $125.0 million in the three months ended March 31, 2008 to $117.4 million in the same period of 2009. Cost of midstream gas purchased increased by $0.9 million, or 1%, from $99.7 million in the three months ended March 31, 2008 to $100.6 million in the same period of 2009. The gross margin decreased by $8.6 million, or 34%, from $25.4 million in the three months ended

March 31, 2008 to $16.8 million in the same period of 2009. The gross margin decrease was a result of decreased commodity pricing, partially offset by margins earned from increased system throughput volume production. The increased volume was from areas exposed to both commodity prices and fixed fees. There were lower frac spreads during the three months ended March 31, 2009 compared to the same period of 2008. Frac spreads are the difference between the price of NGLs sold and the cost of natural gas purchased on a per MMBtu basis.

System throughput volumes increased by 169 MMcfd, or 89%, from 190 MMcfd in the three months ended March 31, 2008 to 359 MMcfd in the same period of 2009. This increase in throughput volumes is due primarily to the continued successful development by producers operating in the vicinity of the Panhandle System, as well as PVR’s success in contracting and connecting new supply. The Crossroads plant in East Texas, which became fully operational in April 2008, and the acquisition of Lone Star Gathering L.P., or Lone Star, which was consummated in the third quarter of 2008, also contributed to the volume increase.

During the three months ended March 31, 2009, PVR generated a majority of the gross margin from contractual arrangements under which the gross margin is exposed to increases and decreases in the price of natural gas and NGLs. As part of PVR’s risk management strategy, PVR uses derivative financial instruments to economically hedge NGLs sold and natural gas purchased. See Note 4 – “Derivative Instruments,” in the Notes to Condensed Consolidated Financial Statements in Item 1, “Financial Statements,” for a description of PVR’s derivatives program. Adjusted for the impact of PVR’s commodity derivative instruments, PVR’s gross margin increased by $3.7 million, or 21%, from $16.9 million in the three months ended March 31, 2008 to $20.6 in the same period of 2009. On a per Mcf basis, the gross margin, adjusted for the impact of PVR’s commodity derivatives, decreased by $0.34 Mcf, or 35%, from $0.98 per Mcf in the three months ended March 31, 2008 to $0.64 in the same period of 2009. These changes are primarily due to the contribution of fixed fee volumes at the Crossroads plant and from the Lone Star acquisition.

Equity Earnings in Equity Investment. This increase is due to PVR’s 25% member interest in Thunder Creek, a joint venture that gathers and transports coalbed methane in Wyoming’s Powder River Basin. PVR acquired this member interest in April 2008.

Producer Services Revenues. Producer services revenues decreased by $1.5 million, or 99%, from $1.5 million in the three months ended March 31, 2008 to less than $0.1 million in the same period of 2009 primarily due to the relative changes in natural gas indices from the purchasing and selling of natural gas.

Expenses. Total operating costs and expenses increased primarily due to increased operating expenses, taxes other than income, general and administrative expenses and depreciation and amortization.

Operating expenses increased by $2.7 million, or 67%, from $4.1 million in the three months ended March 31, 2008 to $6.8 million in the same period of 2009. The increase in operating expenses was due primarily to increased costs for chemicals and lubricants, repairs and maintenance expenses and increased compressor rentals, all of which were driven by PVR’s expanding footprint in the Texas and Oklahoma Panhandle, expansion projects and recent acquisitions. Taxes other than income remained relatively constant from the three months ended March 31, 2008 to the same period of 2009. General and administrative expenses increased by $0.9 million, or 27%, from $3.3 million in the three months ended March 31, 2008 to $4.2 million in the same period of 2009, primarily due to increased staffing costs. Depreciation and amortization expenses increased by $4.0 million, or 79%, from $5.1 million in the three months ended March 31, 2008 to $9.1 million in the same period of 2009. The increase in depreciation and amortization expense was primarily due to capital spending on expansion projects, such as the Spearman and Crossroads plants and PVR’s 2008 acquisitions.

Corporate and Other

Our corporate and other results consist of corporate operating expenses, interest expense, derivative gains and losses and net income attributable to noncontrolling interest.

Corporate Operating Expenses. Corporate operating expenses primarily consist of general and administrative expenses other than from the PVR coal and natural resource management and PVR natural gas midstream segments. Corporate operating expenses remained relatively constant in the three months ended March 31, 2009 from the same period of 2008.

Interest Expense. Our consolidated interest expense increased by $0.7 million, or 14%, from $4.9 million in the three months ended March 31, 2008 to $5.6 million in the same period of 2009. Our consolidated interest expense for the three months ended March 31, 2009 and 2008 is comprised of the following:

	Three Months Ended March 31,
Source	2009	2008
	(in thousands)
Borrowings	$(4,868)	$(5,687)
Capitalized interest	77	488
Interest rate swaps	(825)	267

Total interest expense	$(5,616)	$(4,932)

The increase in interest expense is primarily due to the effects of the PVR Interest Rate Swap settlements in a decreased LIBOR environment. These settlements were partially mitigated by the decrease in PVR’s effective interest rate excluding the effects of the PVR Interest Rate Swaps, which decreased from 5.0% in the three months ended March 31, 2008 to 3.3% in the same period of 2009. PVR capitalized $0.5 million in interest costs in the three months ended March 31, 2008 primarily related to the construction of the Spearman and Crossroads plants. In connection with periodic settlements, we recognized $0.8 million in net hedging losses in the three months ended March 31, 2009 and $0.3 million in net hedging gains in the three months ended March 31, 2008 on the PVR Interest Rate Swaps in interest expense.

Derivatives. Our results of operations and operating cash flows were impacted by changes in market prices for NGLs, crude oil and natural gas prices. Commodity markets are volatile, and as a result, PVR’s hedging activity results can vary significantly. Our results of operations are affected by the volatility of changes in fair value, which fluctuate with changes in NGL, crude oil and natural gas prices. PVR determines the fair values of its commodity derivative agreements based on discounted cash flows based on quoted forward prices for the respective commodities. The discounted cash flows utilize discount rates adjusted for the credit risk of PVR’s counterparties for derivatives in an asset position, and PVR’s own credit risk derivatives in a liability position, in accordance with Statement of Financial Accounting Standards, or SFAS, No. 157, Fair Value Measurements.

In the three months ended March 31, 2009, derivative losses were $7.2 million for changes in fair value and cash received for settlements totaled $2.8 million. In the three months ended March 31, 2008, derivative gains were $7.8 million for changes in fair value and cash paid for settlements totaled $9.5 million.

PVR’s derivative activity for the three months ended March 31, 2009 and 2008 is summarized below:

	Three Months Ended March 31,
	2009	2008
	(in thousands)
Interest Rate Swap unrealized derivative loss	$(158)	$—
Interest Rate Swap realized derivative loss	(956)	—
Natural gas midstream commodity unrealized derivative gain (loss)	(9,839)	17,298
Natural gas midstream commodity realized derivative gain (loss)	3,792	(9,522)

Total derivative gain (loss)	$(7,161)	$7,776

Noncontrolling Interest. Noncontrolling interest represents net income allocated to the limited partner units owned by the public. See Note 6, “Noncontrolling Interest” in the Notes to Condensed Consolidated Financial Statements in Item 1, “Financial Statements,” for a description of the noncontrolling interest in PVR. In the three months ended March 31, 2009 and 2008, noncontrolling interest in PVR reduced our consolidated net income by $2.1 million and $17.2 million. The decrease in noncontrolling interest in PVR was primarily due to the decrease in PVR’s net income, from $34.5 million in the three months ended March 31, 2008 to $9.5 million in the same period of 2009.

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

Due to the time needed to gather information from various purchasers and measurement locations and then calculate volumes delivered, the collection of natural gas midstream revenues and the calculation of the cost of midstream gas purchased may take up to 30 days following the month of production. Therefore, PVR makes accruals for revenues and accounts receivable and the related cost of midstream gas purchased and accounts payable based on estimates of natural gas purchased and NGLs and residue gas sold. We record any differences, which historically have not been significant, between the actual amounts ultimately received or paid and the original estimates in the period they become finalized

Derivative Activities

From time to time, PVR enters into derivative financial instruments to mitigate its exposure to natural gas, crude oil and NGL price volatility. The derivative financial instruments, which are placed with financial institutions that PVR believes are acceptable credit risks, take the form of swaps, costless collars and three-way collars. All derivative financial instruments are recognized in our condensed consolidated financial statements at fair value in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The fair values of PVR’s derivative instruments are determined based on discounted cash flows derived from quoted forward prices. All derivative transactions are subject to PVR’s risk management policy, which has been reviewed and approved by the board of directors of PVR’s general partner.

During the first quarter of 2009, PVR discontinued hedge accounting for all of the PVR Interest Rate Swaps. Accordingly, subsequent fair value gains and losses for the PVR Interest Rate Swaps are recognized in earnings currently. Our results of operations are affected by the changes in fair value, which fluctuates with changes in interest rates.

Because PVR no longer applies hedge accounting for its commodity derivatives and for the PVR Interest Rate Swaps, we recognize changes in fair value in earnings currently in the derivatives line on the condensed consolidated statements of income. We have experienced and could continue to experience significant changes in the estimate of unrealized derivative gains or losses recognized due to fluctuations in the value of these commodity derivative contracts. The discontinuation of hedge accounting has no impact on our reported cash flows, although our results of operations are affected by the volatility of mark-to-market gains and losses and changes in fair value, which fluctuate with changes in natural gas, crude oil and NGL prices. These fluctuations could be significant in a volatile pricing environment. See Note 4 – “Derivative Instruments” in the Notes to Condensed Consolidated Financial Statements in Item 1, “Financial Statements,” for a further description of PVR’s derivatives program.

Depreciation, Depletion and Amortization

We compute depreciation and amortization of property, plant and equipment using the straight-line balance method over the estimated useful life of each asset as follows:

Useful Life
Gathering systems	15-20 years
Compressor stations	5-15 years
Processing plants	15 years
Other property and equipment	3-20 years

Coal properties are depleted on an area-by-area basis at a rate based on the cost of the mineral properties and the number of tons of estimated proven and probable coal reserves contained therein. Proven and probable coal reserves have been estimated by PVR’s own geologists and outside consultants. PVR’s estimates of coal reserves are updated periodically and may result in adjustments to coal reserves and depletion rates that are recognized prospectively. From time to time, PVR carries out core-hole drilling activities on its coal properties in order to ascertain the quality and quantity of the coal contained in those properties. These core-hole drilling activities are expensed as incurred. PVR depletes timber using a methodology consistent with the units-of-production method, but that is based on the quantity of timber harvested. PVR determines depletion of oil and gas royalty interests by the units-of-production method and these amounts could change with revisions to estimated proved recoverable reserves. When PVR retires or sells an asset, we remove its cost and related accumulated depreciation and amortization from our condensed consolidated balance sheets. We record the difference between the net book value, net of any assumed asset retirement obligation, and proceeds from dispositions as a gain or loss on sales of property, plant and equipment.

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

Fair Value Measurements

We adopted SFAS No. 157, Fair Value Measurements, effective January 1, 2008, for financial assets and liabilities measured on a recurring basis. FASB Staff Position FAS 157-2, Effective Date of FASB Statement No. 157 (“FSP FAS 157-2”), delayed the application of SFAS No. 157 for nonfinancial assets and liabilities to fiscal years and interim periods beginning after November 15, 2008. Prior to the adoption of FSP FAS 157-2, we only applied fair value measurements to our financial assets and liabilities. Effective January 1, 2009, SFAS No. 157 now applies to both financial and nonfinancial assets and liabilities that are measured and reported on a fair value basis.

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

We use the following methods and assumptions to estimate the fair values of certain assets and liabilities:

•

Interest rate swaps: PVR has entered into the PVR Interest Rate Swaps to establish fixed rates on a portion of the outstanding borrowings under the PVR Revolver. PVR uses an income approach using valuation techniques that connect future cash flows to a single discounted value. PVR estimates the fair value of the swaps based on published interest rate yield curves as of the date of the estimate. This is a Level 2 input. See Note 4 – “Derivative Instruments” in the Notes to Condensed Consolidated Financial Statements in Item 1, “Financial Statements.”

•

Commodity derivative instruments: The PVR natural gas midstream segment’s commodity derivatives utilize three-way collar derivative contracts. PVR also utilizes a combination of costless collar and swap derivative contracts to hedge against the variability in the frac spread. PVR determines the fair values of its commodity derivative agreements based on discounted cash flows based on quoted forward prices for the respective commodities. The discounted cash flows utilize discount rates adjusted for the credit risk of PVR’s counterparties for derivatives in an asset position, and PVR’s own credit risk derivatives in a liability position, in accordance with SFAS No. 157. This is a Level 2 input. PVR generally uses the income approach, using valuation techniques that convert future cash flows to a single discounted value. See Note 4 – “Derivative Instruments” in the Notes to Condensed Consolidated Financial Statements in Item 1, “Financial Statements.”

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

As of March 31, 2009 and December 31, 2008, PVR’s environmental liabilities included $1.1 million and $1.2 million, which represents PVR’s best estimate of the liabilities as of those dates related to its coal and natural resource management and natural gas midstream businesses. PVR has reclamation bonding requirements with respect to certain unleased and inactive properties. Given the uncertainty of when a reclamation area will meet regulatory standards, a change in this estimate could occur in the future.

Recent Accounting Pronouncements

See Note 2 in the Notes to Condensed Consolidated Financial Statements for a description of recent accounting pronouncements.

Forward-Looking Statements

Certain statements contained herein that are not descriptions of historical facts are “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. Because such statements include risks, uncertainties and contingencies, actual results may differ materially from those expressed or implied by such forward-looking statements. These risks, uncertainties and contingencies include, but are not limited to, the following:

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

•	operating risks, including unanticipated geological problems, incidental to PVR’s coal and natural resource management or natural gas midstream business;

•	PVR’s ability to acquire new coal reserves or natural gas midstream assets and new sources of natural gas supply and connections to third-party pipelines on satisfactory terms;

•	PVR’s ability to retain existing or acquire new natural gas midstream customers and coal lessees;

•	the ability of PVR’s lessees to produce sufficient quantities of coal on an economic basis from PVR’s reserves and obtain favorable contracts for such production;

•	the occurrence of unusual weather or operating conditions including force majeure events;

•	delays in anticipated start-up dates of PVR’s lessees’ mining operations and related coal infrastructure projects and new processing plants in the PVR natural gas midstream segment’s business;

•	environmental risks affecting the mining of coal reserves or the production, gathering and processing of natural gas;

•	the timing of receipt of necessary governmental permits by PVR or its lessees;

•	hedging results;

•	accidents;

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

•	other risks set forth on our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

Additional information concerning these and other factors can be found in our press releases and public periodic filings with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2008. Many of the factors that will determine our future results are beyond the ability of management to control or predict. Readers should not place undue reliance on forward-looking statements, which reflect management’s views only as of the date hereof. We undertake no obligation to revise or update any forward-looking statements, or to make any other forward-looking statements, whether as a result of new information, future events or otherwise.

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

As a result of PVR’s risk management activities as discussed below, PVR is also exposed to counterparty risk with financial institutions with whom PVR enters into these risk management positions. Sensitivity to these risks has heightened due to the recent deterioration of the global economy, including financial and credit markets. At March 31, 2009, we reported a net commodity derivative asset related to the PVR natural gas midstream segment of $12.9 million that is with two counterparties and is substantially concentrated with one of those counterparties. This concentration may impact our overall credit risk, either positively or negatively, in that these counterparties may be similarly affected by changes in economic or other conditions. PVR neither paid nor received collateral with respect to its derivative positions. No significant uncertainties related to the collectability of amounts owed to PVR exist with regard to these counterparties.

PVR has completed a number of acquisitions in recent years. In conjunction with PVR’s accounting for these acquisitions, it was necessary for PVR to estimate the values of the assets acquired and liabilities assumed, which involved the use of various assumptions. The most significant assumptions, and the ones requiring the most judgment, involve the estimated fair values of property, plant and equipment, and the resulting amount of goodwill, if any. Changes in operations, further decreases in commodity prices, changes in the business environment or further deteriorations of market conditions has altered management’s assumptions and resulted in lower estimates of values of acquired assets or of future cash flows. If these events continue to occur, it is possible that we could record a significant impairment charge on our condensed consolidated statements of income in the future.

Price Risk

PVR’s price risk management program permits the utilization of derivative financial instruments (such as swaps, costless collars and three-way collars) to seek to mitigate the price risks associated with fluctuations in natural gas, NGL and crude oil prices as they relate to the PVR natural gas midstream segment. The derivative financial instruments are placed with major financial institutions that we believe are of acceptable credit risk. The fair values of PVR’s price risk management activities are significantly affected by fluctuations in the prices of natural gas, NGLs and crude oil.

In the three months ended March 31, 2009, we reported net derivative losses of $7.2 million. Because PVR no longer uses hedge accounting for its commodity derivatives or the PVR Interest Rate Swaps, we recognize changes in fair value in earnings currently in the derivatives line on the condensed consolidated statements of income. We have experienced and could continue to experience significant changes in the estimate of unrealized derivative gains or losses recognized due to fluctuations in the value of these commodity derivative contracts. The discontinuation of hedge accounting has no impact on our reported cash flows, although our results of operations are affected by the volatility of mark-to-market gains and losses and changes in fair value, which fluctuate with changes in natural gas, crude oil and NGL prices. These fluctuations could be significant in a volatile pricing environment.

The following table lists PVR’s open mark-to-market commodity derivative agreements and their fair values as of March 31, 2009:

	Average Volume Per Day		Weighted Average Price Collars
			Additional Put Option	Put	Call	Fair Value (in thousands)
Crude Oil Three-way Collar	(in barrels	)		(per barrel)
Second Quarter 2009 through Fourth Quarter 2009	1,000		$70.00	$90.00	$119.25	$4,939

Frac Spread Collar	(in MMBtu	)		(per MMBtu)
Second Quarter 2009 through Fourth Quarter 2009	6,000			$9.09	$13.94	5,594

Settlements to be received in subsequent period						2,366

Natural gas midstream segment commodity derivatives - net asset						$12,899

We estimate that, excluding the derivative positions described above, for every $1.00 per MMBtu increase or decrease in the natural gas price, natural gas midstream gross margin and operating income for the remainder of 2009 would decrease or increase by approximately $3.7 million. In addition, we estimate that for every $5.00 per barrel increase or decrease in the crude oil price, natural gas midstream gross margin and operating income for the remainder of 2009 would increase or decrease by approximately $3.8 million. This assumes that crude oil prices, natural gas prices and inlet volumes remain constant at anticipated levels. These estimated changes in gross margin and operating income exclude potential cash receipts or payments in settling these derivative positions.

We estimate that for a $5.00 per barrel increase in the crude oil price, the fair value of the crude oil three-way collar would decrease by $0.3million. We estimate that for a $5.00 per barrel decrease in the crude oil price, the fair value of the crude oil three-way collar would increase by $0.2 million. In addition, we estimate that a $1.00 per MMBtu increase or decrease in the natural gas purchase price and a $4.65 per barrel (the estimated equivalent of $5.00 per barrel of crude oil) increase or decrease in the NGL sales price would affect the fair value of the frac spread collar by $0.2 million. These estimated changes exclude potential cash receipts or payments in settling these derivative positions.

Interest Rate Risk

As of March 31, 2009, PVR had $595.1 million of outstanding indebtedness under the PVR Revolver, which carries a variable interest rate throughout its term. PVR entered into the PVR Interest Rate Swaps to effectively convert the interest rate on $310.0 million of the amount outstanding under the PVR Revolver from a LIBOR-based floating rate to a weighted average fixed rate of 3.54% plus the applicable margin until March 2010. From March 2010 to December 2011, the notional amounts of the PVR Interest Rate Swaps total $250.0 million with PVR paying a weighted average fixed rate of 3.37% on the notional amount, and the counterparties paying a variable rate equal to the three-month LIBOR. From December 2011 to December 2012, the notional amounts of the PVR Interest Rate Swaps total $100.0 million, with PVR paying a weighted average fixed rate of 2.09% on the notional amount, and the counterparties paying a variable rate equal to the three-month LIBOR. The PVR Interest Rate Swaps extend one year past the maturity of the current PVR Revolver. A 1% increase in short-term interest rates on the floating rate debt outstanding under the PVR Revolver (net of amounts fixed through hedging transactions) as of March 31, 2009 would cost us approximately $2.9 million in additional interest expense.

In the first quarter of 2009, PVR discontinued hedge accounting for all of the PVR Interest Rate Swaps. Accordingly, mark-to-market gains and losses for the PVR Interest Rate Swaps are recognized in earnings currently. PVR’s results of operations are affected by the volatility of changes in fair value, which fluctuates with changes in interest rates. These fluctuations could be significant. See Note 4 – “Derivative Instruments” in the Notes to Condensed Consolidated Financial Statements in Item 1, “Financial Statements,” for a further description of PVR’s derivatives program.

Customer Credit Risk

We are exposed to the credit risk of PVR’s customers and lessees. Approximately 75%, or $43.2 million, of our consolidated accounts receivable at March 31, 2009 resulted from the PVR natural gas midstream segment and approximately 25%, or $14.0 million, resulted from the PVR coal and natural resource management segment. Approximately $17.4 million of the PVR natural gas midstream segment’s receivables at March 31, 2009 were related to three customers: Conoco, Inc., Tenaska Marketing Ventures, and Louis Dreyfus Energy Services. At March 31, 2009, 40% of the PVR natural gas midstream segment accounts receivable and 30% of our consolidated accounts receivable related to these three natural gas midstream customers. No significant uncertainties related to the collectability of amounts owed to PVR exist in regards to these three natural gas midstream customers.

This customer concentration increases our exposure to credit risk on PVR’s receivables, since the financial insolvency of any of these customers could have a significant impact on our results of operations. If any of PVR’s customers or lessees become financially insolvent, they may not be able to continue to operate or meet their payment obligations. Any material losses as a result of customer defaults could harm and have an adverse effect on our business, financial condition or results of operations. Substantially all of PVR’s trade accounts receivable are unsecured.

To mitigate the risks of nonperformance by its customers, PVR performs ongoing credit evaluations of its existing customers. PVR monitors individual customer payment capability in granting credit arrangements to new customers by performing credit evaluations, seek to limit credit to amounts PVR believes the customers can pay, and maintains reserves PVR believes are adequate to cover exposure for uncollectable accounts. As of March 31, 2009, no receivables were collateralized, and we recorded a $1.4 million allowance for doubtful accounts in the PVR natural gas midstream segment

Item 4	Controls and Procedures

(a)	Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we performed an evaluation of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of March 31, 2009. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported accurately and on a timely basis. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of March 31, 2009, such disclosure controls and procedures were effective.

(b)	Changes in Internal Control Over Financial Reporting

No changes were made in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 6	Exhibits

10.1	Penn Virginia Resource GP, LLC Fifth Amended and Restated Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to Penn Virginia Resource Partners, L.P.’s Current Report on Form 8-K filed on January 15, 2009).

10.2	Form of Agreement for Phantom Unit Awards under the Penn Virginia Resource GP, LLC Fifth Amended and Restated Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to Penn Virginia Resource Partners, L.P.’s Current Report on Form 8-K filed on February 24, 2009).

10.3	First Amendment to Amended and Restated Credit Agreement, dated March 27, 2009, among PVR Finco LLC, the guarantors party thereto, PNC Bank, National Association, as Administrative Agent, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to Penn Virginia Resource Partners, L.P.’s Current Report on Form 8-K filed on March 31, 2009).

10.4	Consolidated Commitment Increase Agreement, dated March 27, 2009 (incorporated by reference to Exhibit 10.2 to Penn Virginia Resource Partners, L.P.’s Current Report on Form 8-K filed on March 31, 2009).

12.1	Statement of Computation of Ratio of Earnings to Fixed Charges Calculation.

31.1	Certification Pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PENN VIRGINIA GP HOLDINGS, L.P.

			By:	PVG GP, LLC

Date:	May 11, 2009	By:	/s/ Frank A. Pici
Frank A. Pici
Vice President and Chief Financial Officer

Date:	May 11, 2009	By:	/s/ Forrest W. McNair
Forrest W. McNair
Vice President and Controller