Form 10-Q
period 2009-06-30
Penn Virginia GP Holdings, L.P.
filed 2009-08-06
CIK 1366292

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

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

As of August 5, 2009, 39,074,500 common limited partner units were outstanding.

PENN VIRGINIA GP HOLDINGS, L.P. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1	Financial Statements

PENN VIRGINIA GP HOLDINGS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME – unaudited

(in thousands, except per unit data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenues
Natural gas midstream	$113,060	$234,797	$230,439	$359,845
Coal royalties	29,997	31,641	60,627	55,603
Coal services	1,745	1,841	3,633	3,703
Other	4,617	8,226	11,479	14,168

Total revenues	149,419	276,505	306,178	433,319

Expenses
Cost of midstream gas purchased	92,154	202,819	192,774	302,516
Operating	9,018	8,719	17,908	15,512
Taxes other than income	980	976	2,203	2,048
General and administrative	8,819	7,305	16,952	14,439
Depreciation, depletion and amortization	17,617	12,919	34,120	24,419

Total expenses	128,588	232,738	263,957	358,934

Operating income	20,831	43,767	42,221	74,385

Other income (expense)
Interest expense	(6,365)	(5,374)	(11,981)	(10,306)
Other	347	501	676	1,046
Derivatives	(2,034)	(29,942)	(9,195)	(22,166)

Net income	$12,779	$8,952	$21,721	$42,959
Less net income attributable to noncontrolling interests	(4,440)	(2,890)	(6,533)	(20,095)

Net income attributable to Penn Virginia GP Holdings, L.P.	$8,339	$6,062	$15,188	$22,864

Net income per unit attributable to Penn Virginia GP Holdings, L.P., basic and diluted	$0.21	$0.16	$0.39	$0.59
Weighted average number of units outstanding, basic and diluted	39,075	39,075	39,075	39,075

The accompanying notes are an integral part of these condensed consolidated financial statements.

PENN VIRGINIA GP HOLDINGS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS – unaudited

(in thousands)

	June 30, 2009	December 31, 2008
Assets
Current assets
Cash and cash equivalents	$17,093	$18,338
Accounts receivable, net of allowance for doubtful accounts	62,449	73,267
Derivative assets	11,478	30,431
Other current assets	4,797	4,263

Total current assets	95,817	126,299

Property, plant and equipment	1,121,838	1,093,526
Accumulated depreciation, depletion and amortization	(228,894)	(198,407)

Net property, plant and equipment	892,944	895,119

Equity investments	79,512	78,442
Intangible assets, net	88,962	92,672
Other long-term assets	42,652	35,142

Total assets	$1,199,887	$1,227,674

Liabilities and Partners’ Capital
Current liabilities
Accounts payable	$50,008	$60,442
Accrued liabilities	8,914	11,039
Deferred income	2,987	4,842
Derivative liabilities	12,278	13,585

Total current liabilities	74,187	89,908

Deferred income	5,662	6,150
Other liabilities	17,484	18,078
Derivative liabilities	3,949	6,915
Long-term debt	597,100	568,100

Partners’ capital:
Penn Virginia GP Holdings, L.P. partners’ capital	256,071	269,542
Noncontrolling interests of subsidiaries	245,434	268,981

	501,505	538,523

Total liabilities and partners’ capital	$1,199,887	$1,227,674

The accompanying notes are an integral part of these condensed consolidated financial statements.

PENN VIRGINIA GP HOLDINGS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – unaudited

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Cash flows from operating activities
Net income	$12,779	$8,952	$21,721	$42,959
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	17,617	12,919	34,120	24,419
Commodity derivative contracts:
Total derivative losses	2,951	31,459	10,566	24,791
Cash settlements of derivatives	1,613	(9,703)	4,449	(19,225)
Non-cash interest expense	1,242	204	1,733	368
Equity earnings, net of distributions received	489	354	(1,070)	(6)
Other	(425)	(223)	(632)	(441)
Changes in operating assets and liabilities	2,610	500	1,648	(424)

Net cash provided by operating activities	38,876	44,462	72,535	72,441

Cash flows from investing activities
Acquisitions	(606)	(96,220)	(1,862)	(96,240)
Additions to property, plant and equipment	(15,208)	(21,190)	(32,258)	(38,840)
Other	307	334	572	675

Net cash used in investing activities	(15,507)	(117,076)	(33,548)	(134,405)

Cash flows from financing activities
Distributions to partners	(29,986)	(25,220)	(59,974)	(49,392)
Proceeds from borrowings	14,000	99,800	41,000	124,800
Repayments of borrowings	(12,000)	(132,400)	(12,000)	(155,400)
Net proceeds from issuance of partners’ capital	—	138,015	—	138,015
Other	—	(620)	(9,258)	(620)

Net cash provided by (used in) financing activities	(27,986)	79,575	(40,232)	57,403

Net increase (decrease) in cash and cash equivalents	(4,617)	6,961	(1,245)	(4,561)
Cash and cash equivalents – beginning of period	21,710	18,981	18,338	30,503

Cash and cash equivalents – end of period	$17,093	$25,942	$17,093	$25,942

Supplemental disclosure:
Cash paid for interest	$5,846	$4,249	$12,002	$10,372

The accompanying notes are an integral part of these condensed consolidated financial statements.

PENN VIRGINIA GP HOLDINGS, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – unaudited

June 30, 2009

1.	Organization

Penn Virginia GP Holdings, L.P. (the “Partnership,” “we,” “us” or “our”) is a publicly traded Delaware limited partnership formed in June 2006 that owns three types of equity interests in Penn Virginia Resource Partners, L.P. (“PVR”), a publicly traded Delaware limited partnership. As of June 30, 2009, the equity interests are (1) a 2% general partner interest in PVR, which we hold through our 100% ownership interest in Penn Virginia Resource GP, LLC, PVR’s general partner, (2) all of the incentive distribution rights (“IDRs”) in PVR, which we hold through our 100% ownership interest in PVR’s general partner and (3) an approximately 37% limited partner interest in PVR. With the IDRs, we receive an increasing percentage of PVR’s quarterly distributions of available cash from operating surplus after certain levels of cash distributions have been achieved. Our only cash generating assets consist of our equity interests in PVR. Due to our control of the general partner of PVR, the financial results of PVR are included in our condensed consolidated financial statements. However, PVR functions with a capital structure that is independent of ours, consisting of its own debt instruments and publicly traded common units.

Our general partner is an indirect wholly owned subsidiary of Penn Virginia Corporation (“Penn Virginia”). As of June 30, 2009, Penn Virginia and its subsidiaries owned an approximately 77% limited partner interest in us.

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

Our condensed consolidated financial statements include the accounts of the Partnership and all of our wholly owned subsidiaries. Investments in non-controlled entities over which we exercise significant influence are accounted for using the equity method. Intercompany balances and transactions have been eliminated in consolidation. Our condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. These statements involve the use of estimates and judgments where appropriate. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of our condensed consolidated financial statements have been included. Our condensed consolidated financial statements should be read in conjunction with our consolidated financial statements and footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2008. Operating results for the three and six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. Certain reclassifications have been made to conform to the current period’s presentation. In preparing the accompanying condensed consolidated financial statements, we have evaluated subsequent events through August 5, 2009.

3.	Fair Value Measurements

Effective January 1, 2009, Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements, applies to both our financial and nonfinancial assets and liabilities that are measured and reported on a fair value basis. Our financial instruments that are subject to fair value disclosures consist of cash and cash equivalents, accounts receivable, accounts payable, derivative instruments and PVR’s long-term debt. We have followed consistent methods and assumptions to estimate the fair values as more fully described in our Annual Report on Form 10-K for the year ended December 31, 2008. At June 30, 2009, the carrying values of all of these financial instruments approximated fair value.

The following table summarizes the valuation of certain assets and liabilities by category as of June 30, 2009 (in thousands):

Description	Fair Value Measurements at June 30, 2009	Fair Value Measurements at June 30, 2009, Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap - noncurrent	$900	$—	$900	$—
Interest rate swap liabilities - current	(6,478)	—	(6,478)	—
Interest rate swap liabilities - noncurrent	(3,949)	—	(3,949)	—
Commodity derivative assets - current	11,478	—	11,478	—
Commodity derivative liabilities - current	(5,800)	—	(5,800)	—

Total	$(3,849)	$—	$(3,849)	$—

See Note 4 – “Derivative Instruments,” for the effects of derivative instruments on our condensed consolidated financial statements.

4.	Derivative Instruments

PVR Natural Gas Midstream Segment Commodity Derivatives

PVR determines the fair values of its derivative agreements based on discounted cash flows based on quoted forward prices for the respective commodities as of June 30, 2009, using discount rates adjusted for the credit risk of the counterparties if the derivative is in an asset position and PVR’s own credit risk if the derivative is in a liability position. The following table sets forth PVR’s positions as of June 30, 2009 for commodities related to natural gas midstream revenues and cost of midstream gas purchased:

	Average Volume Per Day	Weighted Average Price Collars			Fair Value (in thousands)
		Additional Put Option	Put	Call
Crude Oil Three-Way Collar	(in barrels)		(per barrel)
Third Quarter 2009 through Fourth Quarter 2009	1,000	$70.00	$90.00	$119.25	$2,634

Frac Spread Collar	(in MMBtu)		(per MMBtu)
Second Quarter 2009 through Fourth Quarter 2009	6,000		$9.09	$13.94	1,235

Crude Oil Collar	(in barrels)		(per barrel)
Second Quarter 2010 through Fourth Quarter 2010	750		$70.00	$81.25	28

Settlements to be received in subsequent period					1,781

Natural gas midstream segment commodity derivatives - net asset					$5,678

See the Financial Statement Impact of Derivatives section below for the impact of the natural gas midstream commodity derivatives on our condensed consolidated financial statements.

PVR Interest Rate Swaps

PVR has entered into interest rate swaps (the “PVR Interest Rate Swaps”) to establish fixed rates on a portion of the outstanding borrowings under its revolving credit facility (the “PVR Revolver”). The following table sets forth PVR’s Interest Rate Swap positions at June 30, 2009:

Dates	Notional Amounts	Weighted-Average Fixed Rate
	(in millions)
Until March 2010	$310.0	3.54%
March 2010 - December 2011	$250.0	3.37%
December 2011 - December 2012	$100.0	2.09%

During the first quarter of 2009, PVR discontinued cash flow hedge accounting for all of the PVR Interest Rate Swaps. Accordingly, subsequent fair value gains and losses for the PVR Interest Rate Swaps are recognized in the derivative line item of our condensed consolidated statements of income. At June 30, 2009, a $3.0 million loss remained in accumulated other comprehensive income (“AOCI”) related to these discontinued PVR Interest Rate Swap hedges. The $3.0 million loss will be recognized in interest expense as the originally forecasted transactions settle.

PVR reported a (i) net derivative liability of $9.5 million at June 30, 2009 and (ii) loss in AOCI of $3.0 million at June 30, 2009 related to the PVR Interest Rate Swaps. In connection with periodic settlements, PVR reclassified a total of $1.7 million of net hedging losses on the PVR Interest Rate Swaps to interest expense during the six months ended June 30, 2009. See the Financial Statement Impact of Derivatives section below for the impact of the PVR Interest Rate Swaps on our condensed consolidated financial statements.

Financial Statement Impact of Derivatives

The following table summarizes the effects of PVR’s derivative activities, as well as the location of the gains and losses, on our condensed consolidated statements of income for the three and six months ended June 30, 2009 (in thousands):

	Location of gain (loss) on derivatives recognized in income	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009
Derivatives de-designated as hedging instruments:
Interest rate contracts (1)	Interest expense	$(918)	$(1,743)

Decrease in net income resulting from derivatives de-designated as hedging instruments		$(918)	$(1,743)

Derivatives not designated as hedging instruments:
Interest rate contracts	Derivatives	$1,810	$696
Commodity contracts	Derivatives	(3,843)	(9,890)

Decrease in net income resulting from derivatives not designated as hedging instruments		$(2,033)	$(9,194)

Total decrease in net income resulting from derivatives		$(2,951)	$(10,937)

Realized and unrealized derivative impact:
Cash received for commodity and interest rate contract settlements	Derivatives	1,613	4,449
Cash paid for interest rate contract settlements	Interest expense	—	(370)
Unrealized derivative losses (2)		(4,564)	(15,016)

Total decrease in net income resulting from derivatives		$(2,951)	$(10,937)

(1)	This represents amounts reclassified out of AOCI and into earnings. At June 30, 2009, a $3.0 million loss remained in AOCI related to the PVR Interest Rate Swaps on which PVR discontinued hedge accounting.

(2)	This activity represents net unrealized gains (losses) in the natural gas midstream, cost of midstream gas purchased, interest expense and derivative line items on our condensed consolidated statements of income. For the three months ended June 30, 2009, the net unrealized derivative losses were composed of a $2.6 million unrealized gain on PVR’s Interest Rate Swaps and a $7.2 million unrealized loss on PVR’s commodity derivatives. For the six months ended June 30, 2009, the net unrealized derivative losses were composed of a $2.0 million unrealized gain on PVR’s Interest Rates Swaps and a $17.0 million unrealized loss on PVR’s commodity derivatives.

The following table summarizes the fair value of PVR’s derivative instruments, as well as the locations of these instruments, on our condensed consolidated balance sheets as of June 30, 2009 and December 31, 2008 (in thousands):

	Balance Sheet Location	Fair values as of June 30, 2009		Fair values as of December 31, 2008
		Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Derivatives de-designated as hedging instruments:
Interest rate contracts	Derivative liabilities - current	$—	$—	$—	$1,228
Interest rate contracts	Derivative liabilities - noncurrent	—	—	—	1,842

Total derivatives de-designated as hedging instruments		$—	$—	$—	$3,070

Derivatives not designated as hedging instruments:
Interest rate contracts	Derivative liabilities - current	$—	$6,478	$—	$4,663
Interest rate contracts	Derivative assets/liabilities - noncurrent	900	3,949	—	5,073
Commodity contracts	Derivative assets/liabilities - current	11,478	5,800	30,431	7,694

Total derivatives not designated as hedging instruments		$12,378	$16,227	$30,431	$17,430

Total fair values of derivative instruments		$12,378	$16,227	$30,431	$20,500

See Note 3, “Fair Value Measurements,” for a description of how the above financial instruments are valued in accordance with SFAS No. 157.

The following table summarizes our interest expense for the three and six months ended June 30, 2009 and 2008, including the effect of the PVR Interest Rate Swaps (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Source	2009	2008	2009	2008
Borrowings	$5,596	$4,935	$10,464	$10,622
Capitalized interest	(149)	(187)	(226)	(675)
Interest rate swaps	918	626	1,743	359

Total interest expense	$6,365	$5,374	$11,981	$10,306

        At June 30, 2009, we reported a commodity derivative asset related to PVR’s natural gas midstream segment of $5.7 million that is with three counterparties, which are investment grade financial institutions, and is substantially concentrated with one of those counterparties. This concentration may impact our overall credit risk, either positively or negatively, in that these counterparties may be similarly affected by changes in economic or other conditions. PVR neither paid nor received collateral with respect to its derivative positions. The maximum amount of loss due to credit risk if counterparties to PVR’s derivative asset positions fail to perform according to the terms of the contracts would be equal to the fair value of the contracts as of June 30, 2009. No significant uncertainties related to the collectability of amounts owed to PVR exist with regard to these counterparties.

The above hedging activity represents cash flow hedges. As of June 30, 2009, PVR did not own derivative instruments that were classified as fair value hedges or trading securities. In addition, as of June 30, 2009, PVR did not own derivative instruments containing credit risk contingencies.

5.	Long-Term Debt

In March 2009, PVR increased the size of the PVR Revolver from $700.0 million to $800.0 million, which resulted in $9.3 million of debt issuance costs that will be amortized over the remaining life of the PVR Revolver. The PVR Revolver is secured with substantially all of PVR’s assets. The December 2011 maturity date for the PVR Revolver did not change. Interest is payable at a base rate plus an applicable margin of up to 1.25% if PVR selects the base rate borrowing option under the PVR Revolver or at a rate derived from the London Interbank Offered Rate (“LIBOR”) plus an applicable margin ranging from 1.75% to 2.75% if PVR selects the LIBOR-based borrowing option. As of June 30, 2009 and 2008, the weighted average interest rate on borrowings outstanding under the PVR Revolver was approximately 2.5% and 4.6%.

6.	Noncontrolling Interests

We adopted SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, effective January 1, 2009. SFAS No. 160 requires that the noncontrolling interests in PVR be reported in our condensed consolidated balance sheets as a separate item within partners’ capital. Net income attributable to the noncontrolling interests in PVR is separately presented on the face of the condensed consolidated statements of income. Our consolidated financial statements have been retroactively adjusted to reflect this adoption. Comprehensive income attributable to the noncontrolling interests in PVR is separately presented in our schedule of comprehensive income. SFAS No. 160 also requires that gains from the sales of subsidiary units be recorded directly to partners’ capital. If we sell sufficient controlling interests in our subsidiaries to require deconsolidation of those subsidiaries, then we expect to record a gain or loss on our condensed consolidated statements of income.

The following is a reconciliation of the carrying amount of total partners’ capital, partners’ capital attributable to us and partners’ capital attributable to the noncontrolling interests in PVR:

	Penn Virginia GP Holdings, L.P. Unitholders	Noncontrolling Interests	Total	Comprehensive Income (Loss)
	(in thousands)
Balance at December 31, 2008	$269,542	$268,981	$538,523
Distributions paid	(29,696)	(30,280)	(59,976)
Comprehensive income:
Net income	15,188	6,533	21,721	21,721
Unrealized losses on derivative activities	(196)	(310)	(506)	(506)
Reclassification adjustments for derivative activities	1,233	510	1,743	1,743

Balances at June 30, 2009	$256,071	$245,434	501,505	$22,958

Balance at December 31, 2007	$224,502	$156,957	381,459
Distributions paid	(25,789)	(23,602)	(49,391)
PVR issuance of units	—	138,015	138,015
Recognition of SAB 51 gain	39,495	(39,495)	—
Comprehensive income:
Net income	22,864	20,095	42,959	42,959
Unrealized losses on derivative activities	(542)	(282)	(824)	(824)
Reclassification adjustments for derivative activities	1,217	1,767	2,984	2,984

Balances at June 30, 2008	$261,747	$253,455	$515,202	$45,119

7.	Cash Distributions

The following table reflects the allocation of total cash distributions paid by us during the three and six months ended June 30, 2009 and 2008:

	Three Months Ended June 30,		Six Months Ended June 30,
Unitholders	2009	2008	2009	2008
	(in thousands, except per unit data)		(in thousands, except per unit data)
Publicly held unitholders	$3,419	$2,375	$6,838	$4,611
Penn Virginia Corporation	11,429	10,910	22,858	21,178

Total cash distributions paid	$14,848	$13,285	$29,696	$25,789

Total cash distributions paid per unit	$0.38	$0.34	$0.76	$0.66

On August 20, 2009, we will pay a $0.38 per unit quarterly distribution to unitholders of record on August 3, 2009. This per unit distribution will remain unchanged from the previous distribution paid on May 20, 2009.

8.	Related-Party Transactions

General and Administrative

Penn Virginia charges us for certain corporate administrative expenses which are allocable to us and our subsidiaries. When allocating general corporate expenses, consideration is given to property and equipment, payroll and general corporate overhead. Any direct costs are paid by us. Total corporate administrative expenses charged to us and our subsidiaries totaled $1.6 million for both the three months ended June 30, 2009 and 2008 and $3.3 million for both the six months ended June 30, 2009 and 2008. Total corporate administrative expenses that Penn Virginia charged to PVR totaled $1.6 million for both the three months ended June 30, 2009 and 2008 and $3.1 million for both the six months ended June 30, 2009 and 2008. These costs are reflected in the general and administrative expenses line item on our condensed consolidated statements of income. At least annually, our management performs an analysis of general corporate expenses based on time allocations of shared employees and other pertinent factors. Based on this analysis, our management believes that the allocation methodologies used are reasonable.

Accounts Payable—Affiliate

Amounts payable to related parties totaled $8.2 million and $8.1 million as of June 30, 2009 and December 31, 2008. These amounts are primarily due to a wholly owned subsidiary of Penn Virginia, Penn Virginia Oil & Gas, L.P. (“PVOG LP”) and are related to the natural gas gathering and processing agreement between PVR East Texas Gas Processing, LLC (“PVR East Texas”) and PVOG LP. See “– Gathering and Processing Revenues.” These balances are included in the accounts payable line item on our condensed consolidated balance sheets.

Marketing Revenues

PVOG LP and Connect Energy Services, LLC (“Connect Energy”), a wholly owned subsidiary of PVR, are parties to a Master Services Agreement. PVOG LP and Connect Energy have agreed that Connect Energy will market all of PVOG LP’s oil and gas production in Arkansas, Louisiana, Oklahoma and Texas for a fee equal to 1% of the net sales price (subject to specified limitations) received by PVOG LP for such production. The Master Services Agreement has a primary term of five years and automatically renews for additional one-year terms until terminated by either party. Under the Master Services Agreement, PVOG LP paid fees to Connect Energy of $0.4 million and $0.8 million for the three months ended June 30, 2009 and 2008 and $0.8 million and $1.5 million for the six months ended June 30, 2009 and 2008. Marketing revenues are included in other revenues line item on our condensed consolidated statements of income.

Gathering and Processing Revenues

PVR East Texas and PVOG LP are parties to a natural Gas Gathering and Processing Agreement under which PVOG LP and PVR East Texas have agreed that PVR East Texas will gather and process all of PVOG LP’s current and future gas production in certain areas of the Bethany Field in East Texas and redeliver the natural gas liquids (“NGLs”) to PVOG LP for a $0.30 per MMBtu service fee (with an annual CPI adjustment). The Gas Gathering and Processing Agreement has a primary term of 15 years and automatically renews for additional one-year terms until terminated by either party. PVR East Texas began gathering and processing PVOG LP’s gas in June 2008. Pursuant to the Gas Gathering and Processing Agreement, PVOG LP paid PVR East Texas $1.2 million and $0.7 million in fees for the three months ended June 30, 2009 and 2008 and $2.1 million and $0.7 million in fees for the six months ended June 30, 2009 and 2008. These gathering and processing revenues are recorded in the natural gas midstream line on our condensed consolidated statements of income.

From time to time, PVOG LP sells gas or NGLs to Connect Energy at PVR’s Crossroads plant and Connect Energy transports them to the marketing location and then resells them to third parties. The sales price received by PVOG LP from Connect Energy for such gas or NGLs equals the sales price received by Connect Energy for such gas or NGLs from the third parties. PVOG LP received from Connect Energy $20.0 million and $49.8 million in connection with such sales for the three months ended June 30, 2009 and 2008 and $41.2 million and $49.8 million in connection with such sales for the six months ended June 30, 2009 and 2008.

In the three months ended June 30, 2009 and 2008, PVR recorded $20.0 million and $49.8 million of natural gas midstream revenue and $20.0 million and $49.8 million for the cost of midstream gas purchased related to the purchase of natural gas from PVOG LP and the subsequent sale of that gas to third parties. In the six months ended June 30, 2009 and 2008, PVR recorded $41.2 million and $49.8 million of natural gas midstream revenue and $41.2 million and $49.8 million for the cost of midstream gas purchased related to the purchase of natural gas from PVOG LP and the subsequent sale of that gas to third parties. PVR takes title to the gas and NGLs prior to transporting them to third parties. These transactions do not impact the gross margin, nor do they impact operating income other than the processing and marketing fee noted above.

9.	Unit-Based Compensation

The Penn Virginia Resource GP, LLC Fifth Amended and Restated Long-Term Incentive Plan (the “PVR LTIP”) permits the grant of phantom units to employees and directors. A phantom unit entitles the grantee to receive a common unit upon the vesting of the phantom unit, or in the discretion of PVR’s Compensation and Benefits Committee, the cash equivalent of the value of a common unit. In addition, all phantom units will vest upon a change of control.

PVR recognized a total of $1.3 million and $0.7 million for the three months ended June 30, 2009 and 2008 and $2.7 million and $1.5 million for the six months ended June 30, 2009 and 2008 of compensation expense related to the vesting of restricted and phantom units and the granting of common and deferred common units under the PVR LTIP. During the six months ended June 30, 2009, PVR’s general partner granted 354,792 phantom units with a weighted average grant date fair value of $11.59 per unit to employees of Penn Virginia and its affiliates. The phantom units granted in 2009 vest over a three-year period, with one-third vesting in each year. PVR recognizes compensation expense on a straight-line basis over the vesting period. These expenses are recorded in the general and administrative expense line on our condensed consolidated statements of income.

10.	Commitments and Contingencies

Legal

We are involved, from time to time, in various legal proceedings arising in the ordinary course of business. While the ultimate results of these proceedings cannot be predicted with certainty, our management believes that these claims will not have a material effect on our financial position or results of operations.

Environmental Compliance

As of June 30, 2009 and December 31, 2008, PVR’s environmental liabilities were $1.1 million and $1.2 million, which represents PVR’s best estimate of the liabilities as of those dates related to its coal and natural resource management and natural gas midstream businesses. PVR has reclamation bonding requirements with respect to certain unleased and inactive properties. Given the uncertainty of when a reclamation area will meet regulatory standards, a change in this estimate could occur in the future.

Mine Health and Safety Laws

There are numerous mine health and safety laws and regulations applicable to the coal mining industry. However, since PVR does not operate any mines and does not employ any coal miners, PVR is not subject to such laws and regulations. Accordingly, we have not accrued any related liabilities.

Customer Credit Risk

For the six months ended June 30, 2009, two of PVR’s natural gas midstream segment customers accounted for $56.3 million and $35.6 million, or 18% and 12%, of our total consolidated revenues. At June 30, 2009, 20% of our consolidated accounts receivable related to these customers.

11.	Segment Information

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

The following tables present a summary of certain financial information relating to our segments as of and for the three months ended June 30, 2009 and 2008 (in thousands):

	Revenues		Operating income (loss)
	Three Months Ended June 30,		Three Months Ended June 30,
	2009	2008	2009	2008
Coal and natural resource management	$35,144	$39,056	$20,333	$23,983
Natural gas midstream	114,275	237,449	1,060	20,346
Corporate and other			(562)	(562)

Consolidated totals	$149,419	$276,505	$20,831	$43,767

Interest expense			(6,365)	(5,374)
Other			347	501
Derivatives			(2,034)	(29,942)
Net income attributable to noncontrolling interest			(4,440)	(2,890)

Net income attributable to Penn Virginia GP Holdings, L.P.			$8,339	$6,062

	Additions to property and equipment		DD&A expense
	Three Months Ended June 30,		Three Months Ended June 30,
	2009	2008	2009	2008
Coal and natural resource management	$606	$24,641	$8,164	$7,526
Natural gas midstream	15,208	92,769	9,453	5,393

Consolidated totals	$15,814	$117,410	$17,617	$12,919

	Total assets at
	June 30, 2009	December 31, 2008
Coal and natural resource management	$594,491	$600,418
Natural gas midstream	595,653	618,402
Corporate and other	9,743	8,854

Consolidated totals	$1,199,887	$1,227,674

The following tables present a summary of certain financial information relating to our segments as of and for the six months ended June 30, 2009 and 2008 (in thousands):

	Revenues		Operating income (loss)
	Six Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Coal and natural resource management	$73,396	$69,350	$45,307	$41,565
Natural gas midstream	232,782	363,969	(1,987)	33,998
Corporate and other	—	—	(1,099)	(1,178)

Consolidated totals	$306,178	$433,319	$42,221	$74,385

Interest expense			(11,981)	(10,306)
Other			676	1,046
Derivatives			(9,195)	(22,166)
Net income attributable to noncontrolling interest			(6,533)	(20,095)

Net income attributable to Penn Virginia GP Holdings, L.P.			$15,188	$22,864

	Additions to property and equipment		DD&A expense
	Six Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Coal and natural resource management	$1,906	$24,689	$15,558	$13,939
Natural gas midstream	32,214	110,391	18,562	10,480

Consolidated totals	$34,120	$135,080	$34,120	$24,419

	Total assets at
	June 30, 2009	December 31, 2008
Coal and natural resource management	$594,491	$600,418
Natural gas midstream	595,653	618,402
Corporate and other	9,743	8,854

Consolidated totals	$1,199,887	$1,227,674

12.	New Accounting Standards

In June 2008, the FASB issued Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. EITF 03-6-1 provides that unvested unit-based payment awards that contain non-forfeitable rights to distributions or distribution equivalents, whether paid or unpaid, are participating securities and, therefore, are included in the computation of both basic and diluted earnings per unit. EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application was not permitted. We adopted EITF 03-6-1 effective January 1, 2009, and there was no material impact on our financial statements as a result of this adoption.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures About Fair Value of Financial Instruments, which requires disclosures about the fair value of financial instruments whenever we issue financial statements. The disclosures outlined in FSP FAS 107-1 and APB 28-1 are required for interim and annual periods ending after June 15, 2009. Early adoption is permitted for periods ending after March 15, 2009, and we adopted FSP FAS 107-1 and APB 28-1 as of March 31, 2009. Disclosures for earlier periods presented for comparative purposes at initial adoption are not required.

In April 2009, the FASB issued FSP FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, which requires us to recognize assets acquired or liabilities assumed in a business combination that arise from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period. If the acquisition-date fair value of an asset acquired or a liability assumed in a business combination that arises from a contingency cannot be determined during the measurement period, we are required to recognize an asset or liability at the time of the acquisition at the amount that would be recognized in accordance with SFAS No. 5, Accounting for Contingencies and FASB Interpretation No. 14, Reasonable Estimation of the Amount of a Loss—an interpretation of FASB Statement No. 5. FSP FAS 141(R)-1 is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after December 15, 2008. We have had no material acquisitions since our adoption of FSP FAS 141(R)-1. For each acquisition that includes assets acquired or liabilities assumed arising from contingencies, we will determine the fair value of the assets or liabilities and will make the appropriate disclosures.

In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, which provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, Fair Value Measurements, when the volume and activity level for an asset or liability have significantly decreased and when transactions are not orderly (i.e. distressed or forced), since quoted prices may not be determinative of fair value. In such cases, FSP FAS 157-4 requires further analysis of the transactions or quoted prices to determine whether a significant adjustment to the transactions or quoted prices, using a valuation technique other than the quoted price, is necessary to estimate fair value in accordance with Statement No. 157. FSP FAS 157-4 amends Statement No. 157 and requires disclosure in interim and annual periods of the inputs and valuation techniques used, a discussion of changes in valuation techniques and related inputs, if any, and definition of major categories for equity securities and debt securities. We adopted FSP FAS 157-4 effective June 30, 2009, and there was no impact on our financial statements as a result of this adoption. Further, we do not expect the standard to have a material impact on our financial statements unless future fair value measurements are affected by inactive markets.

In May 2009, the FASB issued Statement No. 165, Subsequent Events, which establishes recognition and disclosure requirements for events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Statement No. 165 requires entities to disclose the date through which subsequent events have been evaluated, as well as whether that date is the date the financial statements were issued or the date the financial statements were available to be issued. We adopted Statement No. 165 effective June 30, 2009, and there was no material impact on our financial statements as a result of this adoption.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles, which replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS No. 168 will become the source of authoritative U.S. generally accepted accounting principles recognized by the FASB to be applied by nongovernmental entities and is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We do not anticipate any material impact on our financial statements as a result of adopting SFAS No. 168 other than changes in reference from specific accounting standards to accounting standards codification references, and will adopt it effective September 30, 2009.

13.	Subsequent Events

On July 13, 2009, PVR’s natural gas midstream business completed an acquisition of gas processing and residue pipeline facilities in western Oklahoma from Atlas Pipeline Partners, L.P. for approximately $22.6 million in cash. Funding for the acquisition was provided by borrowings under the PVR Revolver. The acquired assets consist of a 60 MMcf per day processing plant within Atlas’ 180 MMcf per day Sweetwater facility. PVR expects the facility to be processing its gas by the end of August 2009 after system connections and field compression are installed at an additional cost of approximately $5.0 million. Additionally, a recently completed 40 MMcf per day processing plant expansion in PVR’s Beaver/Spearman complex (the “Panhandle System”) was in service at July 31, 2009.

The acquired and expanded processing facilities will increase PVR’s processing capacity in the Panhandle System to 260 MMcf per day and overall processing capacity to 400 MMcf per day. The increased processing capacity will allow PVR to process gas volumes of approximately 50 MMcf per day which were being bypassed due to processing capacity constraints in the Panhandle System and will alleviate pipeline pressure-related volume constraints in the eastern portion of the Panhandle System.

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

All of our cash flows are generated from the cash distributions we receive with respect to the PVR equity interests we own. PVR is required by its partnership agreement to distribute, and it has historically distributed within 45 days of the end of each quarter, all of its cash on hand at the end of each quarter, less cash reserves established by its general partner in its sole discretion to provide for the proper conduct of PVR’s business or to provide for future distributions. While we, like PVR, are structured as a limited partnership, our capital structure and cash distribution policy differ materially from those of PVR. Most notably, our general partner does not have an economic interest in us and is therefore not entitled to receive any distributions from us and our capital structure does not include IDRs. Accordingly, our distributions are allocated exclusively to our common units.

Because we control the general partner of PVR, the financial results of PVR are included in our condensed consolidated financial statements. However, we and PVR both function with capital structures that are independent of each other, with both of us having publicly traded common units and PVR having its own debt instruments. We do not have any debt instruments on a stand-alone basis.

Financial Presentation

We reflect our ownership interest in PVR on a consolidated basis, which means that our financial results are combined with PVR’s financial results. The approximately 61% limited partner interest in PVR that we do not own, after the effect of IDRs, is reflected as noncontrolling interests in our results of operations. We have no separate operating activities apart from those conducted by PVR, and our cash flows currently consist of distributions from PVR on the partner interests, including the IDRs, that we own. Accordingly, the discussion and analysis of our financial position and results of operations in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” reflects the operating activities and results of operations of PVR.

Overview of PVR’s Business

PVR is a publicly traded Delaware limited partnership formed by Penn Virginia Corporation in 2001 that is principally engaged in the management of coal and natural resource properties and the gathering and processing of natural gas in the United States.

Selected Financial Data – Consolidated

Summary operating results for the three and six months ended June 30, 2009 and 2008 were as follows (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2009	2008	% Change	2009	2008	% Change
Revenues	$149,419	$276,505	(46)%	$306,178	$433,319	(29)%
Expenses	128,588	232,738	(45)%	263,957	358,934	(26)%

Operating income	20,831	43,767	(52)%	42,221	74,385	(43)%
Other income (expense)	(8,052)	(34,815)	(77)%	(20,500)	(31,426)	(35)%

Net income	$12,779	$8,952	43%	$21,721	$42,959	(49)%
Net income attributable to noncontrolling interest	(4,440)	(2,890)	54%	(6,533)	(20,095)	(67)%

Net income attributable to Penn Virginia GP Holdings, L.P.	$8,339	$6,062	38%	$15,188	$22,864	(34)%

PVR currently conducts operations in two business segments: (i) coal and natural resource management and (ii) natural gas midstream.

•

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

•	Natural Gas Midstream—natural gas processing, gathering and other related services. PVR entered this business segment in 2005.

The following table presents a summary of certain financial information relating to our segments:

	PVR Coal and Natural Resource Management	PVR Natural Gas Midstream	Corporate and Other	Consolidated
	(in thousands)
For the Six Months Ended June 30, 2009:
Revenues	$73,396	$232,782	$—	$306,178
Cost of midstream gas purchased	—	192,774	—	192,774
Operating costs and expenses	12,531	23,433	1,099	37,063
Depreciation, depletion and amortization	15,558	18,562		34,120

Operating income (loss)	$45,307	$(1,987)	$(1,099)	$42,221

For the Six Months Ended June 30, 2008:
Revenues	$69,350	$363,969	$—	$433,319
Cost of midstream gas purchased	—	302,516	—	302,516
Operating costs and expenses	13,846	16,975	1,178	31,999
Depreciation, depletion and amortization	13,939	10,480	—	24,419

Operating income (loss)	$41,565	$33,998	$(1,178)	$74,385

Results of Operations

PVR Coal and Natural Resource Management Segment

As of December 31, 2008, PVR owned or controlled approximately 827 million tons of proven and probable coal reserves in Central and Northern Appalachia, the San Juan Basin and the Illinois Basin. PVR enters into long-term leases with experienced, third-party mine operators, providing them the right to mine PVR’s coal reserves in exchange for royalty payments. PVR actively works with its lessees to develop efficient methods to exploit its reserves and to maximize production from PVR’s properties. PVR does not operate any mines. In the six months ended June 30, 2009, PVR’s lessees produced 17.5 million tons of coal from its properties and paid to PVR coal royalties revenues of $60.6 million, for an average royalty per ton of $3.47 ($3.31 per ton net of coal royalties expense). Approximately 82% of PVR’s coal royalties revenues in the six months ended June 30, 2009 were derived from coal mined on its properties under leases containing royalty rates based on the higher of a fixed base price or a percentage of the gross sales price. The balance of PVR’s coal royalties revenues for the respective periods was derived from coal mined on PVR’s properties under leases containing fixed royalty rates that escalate annually.

PVR also earns revenues from other land management activities, such as selling standing timber, leasing fee-based coal-related infrastructure facilities to certain lessees and end-user industrial plants, collecting oil and gas royalties and from coal transportation, or wheelage, fees.

The deterioration of the global economy, including financial and credit markets, has reduced worldwide demand for coal with resultant price declines. Depending on the longevity and ultimate severity of the deterioration, demand for coal may continue to decline, which could adversely affect PVR’s production and pricing for coal mined by its lessees, and, consequently, adversely affect the royalty income received by PVR and PVR’s ability to make cash distributions to its limited partners and to us, the owner of PVR’s general partner. The deterioration of the global economy has also adversely affected credit availability and PVR’s access to new capital. This limited access to capital and credit availability has and could continue to hamper PVR’s ability to fund acquisitions, potentially restricting future growth potential.

Three Months Ended June 30, 2009 Compared With the Three Months Ended June 30, 2008

The following table sets forth a summary of certain financial and other data for the PVR coal and natural resource management segment and the percentage change for the three months ended June 30, 2009 and 2008:

	Three Months Ended June 30,
	2009	2008	% Change
	(in thousands, except as noted)
Financial Highlights
Revenues
Coal royalties	$29,997	$31,641	(5)%
Coal services	1,745	1,841	(5)%
Timber	1,456	1,833	(21)%
Oil and gas royalty	545	1,556	(65)%
Other	1,401	2,185	(36)%

Total revenues	35,144	39,056	(10)%

Expenses
Coal royalties	1,569	3,397	(54)%
Other operating	758	505	50%
Taxes other than income	300	371	(19)%
General and administrative	4,020	3,274	23%
Depreciation, depletion and amortization	8,164	7,526	8%

Total expenses	14,811	15,073	(2)%

Operating income	$20,333	$23,983	(15)%

Operating Statistics
Royalty coal tons produced by lessees (tons in thousands)	8,739	8,839	(1)%
Coal royalties revenue, net of coal royalties expense	$28,428	$28,244	1%
Average coal royalties revenues per ton ($/ton)	$3.43	$3.58	(4)%
Less coal royalties expense per ton ($/ton)	(0.18)	(0.38)	(53)%

Average net coal royalties per ton ($/ton)	$3.25	$3.20	2%

The following table summarizes coal production, coal royalties revenues and coal royalties per ton by region for the three months ended June 30, 2009 and 2008:

	Coal Production		Coal Royalties Revenues		Coal Royalties Per Ton
	Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,
Region	2009	2008	2009	2008	2009	2008
	(tons in thousands)		(in thousands)		($/ton)
Central Appalachia	4,650	5,144	$21,192	$24,450	$4.56	$4.75
Northern Appalachia	1,060	1,110	1,949	1,857	1.84	1.67
Illinois Basin	1,145	1,119	2,862	2,312	2.50	2.07
San Juan Basin	1,884	1,466	3,994	3,022	2.12	2.06

Total	8,739	8,839	$29,997	$31,641	$3.43	$3.58

Less coal royalties expense (1)			(1,569)	(3,397)	(0.18)	(0.38)

Net coal royalties revenues			$28,428	$28,244	$3.25	$3.20

(1)	PVR’s coal royalties expenses are incurred primarily in the Central Appalachian region.

Production. Coal production in the Northern Appalachian and Illinois Basin regions remained relatively constant from the three months ended June 30, 2008 to the same period of 2009. Coal production in the Central Appalachian region decreased by 0.4 million tons, or 10%, from 5.1 million tons in the three months ended June 30, 2008 to 4.7 million tons in the same period of 2009. While the decrease in production primarily resulted from production cut backs due to a depressed coal market, the impact of the decreased coal production on net coal royalties revenue was not significant since a large part of the decrease was from subleased properties in Central Appalachia, from which PVR makes lower net average royalties per ton produced than it makes in other regions where coal production increased or did not decrease. Coal production in the San Juan Basin region increased by 0.4 million tons, or 29%, from 1.5 million tons in the three months ended June 30, 2008 to 1.9 million tons in the same period of 2009. This increase was primarily due to the start up of a new mine in the later part of 2008.

Revenues. Net coal royalties revenues increased slightly from $28.2 million in the three months ended June 30, 2008 to $28.4 million in the same period of 2009, driven by a $0.05 per ton increase in average coal royalties per ton, offset by a slight volume decrease. The average net coal royalty per ton, which represents the average coal royalties revenue per ton net of coal royalties expense, increased slightly from $3.20 per ton in the three months ended June 30, 2008 to $3.25 per ton in the same period of 2009.

Coal services revenues remained relatively constant from the three months ended June 30, 2008 to the same period of 2009. Timber revenues decreased by $0.3 million, or 21%, from $1.8 million in the three months ended June 30, 2008 to $1.5 million in the same period of 2009 primarily due to decreased sales prices resulting from weakened market conditions for furniture-grade wood products. Oil and gas royalties revenues decreased by $1.1 million, or 65%, from $1.6 million in the three months ended June 30, 2008 to $0.5 million in the same period of 2009 primarily due to decreased natural gas prices. Other revenues decreased by $0.8 million, or 36%, from $2.2 million in the three months ended June 30, 2008 to $1.4 million in the same period of 2009 primarily due to decreased wheelage income.

Expenses. Other operating expenses increased by $0.3 million, or 50%, from $0.5 million in the three months ended June 30, 2008 to $0.8 million in the same period of 2009 primarily due to an increase in expenses related to PVR’s timber operations and costs incurred under PVR’s contractual obligations for mine maintenance. Taxes other than income and depreciation, depletion and amortization expenses remained relatively constant from the three months ended June 30, 2008 to the same period of 2009. General and administrative costs increased by $0.7 million, or 23%, from $3.3 million in the three months ended June 30, 2008 to $4.0 million in the same period of 2009 primarily due to PVR’s increased staffing and related employee benefit costs.

Six Months Ended June 30, 2009 Compared With the Six Months Ended June 30, 2008

The following table sets forth a summary of certain financial and other data for the PVR coal and natural resource management segment and the percentage change for the six months ended June 30, 2009 and 2008:

	Six Months Ended June 30,
	2009	2008	% Change
	(in thousands, except as noted)
Financial Highlights
Revenues
Coal royalties	$60,627	$55,603	9%
Coal services	3,633	3,703	(2)%
Timber	2,773	3,417	(19)%
Oil and gas royalty	1,248	2,790	(55)%
Other	5,115	3,837	33%

Total revenues	73,396	69,350	6%

Expenses
Coal royalties	2,793	5,909	(53)%
Other operating	1,641	736	123%
Taxes other than income	725	742	(2)%
General and administrative	7,372	6,459	14%
Depreciation, depletion and amortization	15,558	13,939	12%

Total expenses	28,089	27,785	1%

Operating income	$45,307	$41,565	9%

Operating Statistics
Royalty coal tons produced by lessees (tons in thousands)	17,487	16,479	6%
Coal royalties revenue, net of coal royalties expense	$57,834	$49,694	16%
Average coal royalties revenues per ton ($/ton)	$3.47	$3.37	3%
Less coal royalties expense per ton ($/ton)	(0.16)	(0.36)	(56)%

Average net coal royalties per ton ($/ton)	$3.31	$3.01	10%

The following table summarizes coal production, coal royalties revenues and coal royalties per ton by region for the six months ended June 30, 2009 and 2008:

	Coal Production		Coal Royalties Revenues		Coal Royalties Per Ton
	Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
Region	2009	2008	2009	2008	2009	2008
	(tons in thousands)		(in thousands)		($/ton)
Central Appalachia	9,308	9,955	$42,875	$43,029	$4.61	$4.32
Northern Appalachia	2,117	1,784	3,900	2,991	1.84	1.68
Illinois Basin	2,406	2,152	6,103	4,250	2.54	1.97
San Juan Basin	3,656	2,588	7,749	5,333	2.12	2.06

Total	17,487	16,479	$60,627	$55,603	$3.47	$3.37

Less coal royalties expense (1)			(2,793)	(5,909)	(0.16)	(0.36)

Net coal royalties revenues			$57,834	$49,694	$3.31	$3.01

(1)	PVR’s coal royalties expenses are incurred primarily in the Central Appalachian region.

Production. Coal production in the Central Appalachian region decreased by 0.7 million tons, or 7%, from 10.0 million tons in the six months ended June 30, 2008 to 9.3 million tons in the same period of 2009. This decrease in production primarily resulted from depleted reserve areas and production cut backs due to a depressed coal market. Most of this reduction occurred on subleased properties in Central Appalachia, from which PVR makes lower margins per ton produced than it does in other regions. Coal production in the Northern Appalachian region increased by 0.3 million tons, or 19%, from 1.8 million tons in the six months ended June 30, 2008 to 2.1 million tons in the same period of 2009. This increase was primarily due to increased longwall production from one of PVR’s lessees who encountered adverse mining conditions in the first half of 2008. Coal production in the Illinois Basin region increased by 0.2 million tons, or 12%, from 2.2 million tons in the six months ended June 30, 2008 to 2.4 million tons in the same period of 2009. This increase was primarily due to improved mining conditions encountered by PVR’s lessee in southern Illinois. Coal production in the San Juan region increased by 1.1 million tons, or 41%, from 2.6 million tons in the six months ended June 30, 2008 to 3.7 million tons in the same period of 2009. This increase was primarily due to the start up of a new mine in the later part of 2008.

Revenues. Net coal royalties revenues increased by $8.1 million, or 16%, from $49.7 million in the six months ended June 30, 2008 to $57.8 million in the same period of 2009. This increase was attributable to increases in both production and average coal sales prices. The average net coal royalty per ton, which represents the average coal royalties revenue per ton net of coal royalties expense, increased by $0.30 per ton, or 10%, from $3.01 per ton in the six months ended June 30, 2008 to $3.31 per ton in the same period of 2009 and is attributable to both the increase in the average coal royalties revenue per ton for all regions and decreased royalties expense caused by decreased production from certain subleased properties.

Coal services revenues remained relatively constant from the six months ended June 30, 2008 to the same period of 2009. Timber revenues decreased by $0.6 million, or 19%, from $3.4 million in the six months ended June 30, 2008 to $2.8 million in the same period of 2009 primarily due to decreased sales prices resulting from weakened market conditions for furniture-grade wood products. Oil and gas royalties revenues decreased by $1.6 million, or 55%, from $2.8 million in the six months ended June 30, 2008 to $1.2 million in the same period of 2009 primarily due to decreased natural gas prices. Other revenues, which consisted primarily of wheelage fees, forfeiture income and management fee income, increased by $1.3 million, or 33%, from $3.8 million in the six months ended June 30, 2008 to $5.1 million in the same period of 2009 primarily due to increased wheelage income.

Expenses. Other operating expenses increased by $0.9 million, or 123%, from $0.7 million in the six months ended June 30, 2008 to $1.6 million in the same period of 2009 primarily due an increase in expenses related to PVR’s timber operations and costs incurred under PVR’s contractual obligations for mine maintenance. Taxes other than income remained relatively constant from the six months ended June 30, 2008 to the same period of 2009. General and administrative costs increased by $0.9 million, or 14%, from $6.5 million in the six months ended June 30, 2008 to $7.4 million in the same period of 2009 primarily due to PVR’s increased staffing and related employee benefit costs. Depreciation, depletion and amortization expenses increased by $1.7 million, or 12%, from $13.9 million in the six months ended June 30, 2008 to $15.6 million in the same period of 2009 primarily due to increased depletion expenses for PVR’s mining and timber operations.

PVR Natural Gas Midstream Segment

The PVR natural gas midstream segment provides natural gas processing, gathering and other related services. As of June 30, 2009, PVR owned and operated natural gas midstream assets located in Oklahoma and Texas, including five natural gas processing facilities having 300 MMcfd of total capacity and approximately 4,069 miles of natural gas gathering pipelines. The PVR natural gas midstream business earns revenues primarily from gas processing contracts with natural gas producers and from fees charged for gathering natural gas volumes and providing other related services. In addition, PVR owns a 25% member interest in Thunder Creek Gas Services, LLC, or Thunder Creek, a joint venture that gathers and transports coalbed methane in Wyoming’s Powder River Basin. PVR also owns a natural gas marketing business, which aggregates third-party volumes and sells those volumes into intrastate pipeline systems and at market hubs accessed by various interstate pipelines.

For the six months ended June 30, 2009, system throughput volumes at PVR’s gas processing plants and gathering systems, including gathering-only volumes, were 63.6 Bcf, or approximately 352 MMcfd. For the six months ended June 30, 2009, 24% and 15% of the PVR natural gas midstream segment’s revenues and 18% and 12% of our total consolidated revenues were derived from two of the PVR natural gas midstream segment’s customers, Conoco, Inc. and Tenaska Marketing Ventures.

PVR continually seeks new supplies of natural gas to offset the natural declines in production from the wells currently connected to its systems and to increase system throughput volumes. New natural gas supplies are obtained for all of PVR’s systems by contracting for production from new wells, connecting new wells drilled on dedicated acreage and contracting for natural gas that has been released from competitors’ systems. In the six months ended June 30, 2009, the PVR natural gas midstream segment made aggregate capital expenditures of $26.2 million, primarily related to PVR’s Beaver/Spearman complex, or the Panhandle System, in Texas and Oklahoma.

Revenues, profitability and the future rate of growth of the PVR natural gas midstream segment are highly dependent on market demand and prevailing natural gas liquid, or NGL, and natural gas prices. NGL and natural gas prices have been subject to significant volatility in recent years in response to changes in the supply and demand for NGL products and natural gas market demand. The deterioration of the global economy has resulted in a decrease in demand for natural gas and NGLs. Depending on the longevity and ultimate severity of the deterioration, NGL production from its processing plants could decrease and adversely affect PVR’s natural gas midstream processing income and PVR’s ability to make cash distributions. The deterioration of the global economy has also adversely affected credit availability and PVR’s access to new capital. This limited access to capital and credit availability has and could continue to hamper PVR’s ability to fund acquisitions, potentially restricting future growth potential.

Three Months Ended June 30, 2009 Compared With the Three Months Ended June 30, 2008

The following table sets forth a summary of certain financial and other data for the PVR natural gas midstream segment and the percentage change for the three months ended June 30, 2009 and 2008:

	Three Months Ended June 30,
	2009	2008	% Change
	(in thousands, except as noted)
Financial Highlights
Revenues
Residue gas	$67,170	$153,537	(56)%
Natural gas liquids	38,917	70,507	(45)%
Condensate	3,945	8,452	(53)%
Gathering, processing and transportation fees	3,028	2,301	32%

Total natural gas midstream revenues (1)	113,060	234,797	(52)%
Equity earnings in equity investment	629	556	13%
Producer services	586	2,096	(72)%

Total revenues	114,275	237,449	(52)%

Expenses
Cost of midstream gas purchased (1)	92,154	202,819	(55)%
Operating	6,691	4,817	39%
Taxes other than income	680	605	12%
General and administrative	4,237	3,469	22%
Depreciation and amortization	9,453	5,393	75%

Total operating expenses	113,215	217,103	(48)%

Operating income	$1,060	$20,346	(95)%

Operating Statistics
System throughput volumes (MMcf)	31,342	23,884	31%
Daily throughput volumes (MMcfd)	344	262	31%

Gross margin	$20,906	$31,978	(35)%
Cash impact of derivatives	3,377	(8,186)	141%

Gross margin, adjusted for impact of derivatives	$24,283	$23,792	2%

Gross margin ($/Mcf)	$0.67	$1.34	(50)%
Cash impact of derivatives ($/Mcf)	0.10	(0.34)	129%

Gross margin, adjusted for impact of derivatives ($/Mcf)	$0.77	$1.00	(23)%

(1)	In the three months ended June 30, 2009, PVR recorded $20.0 million of natural gas midstream revenue and $20.0 million for the cost of midstream gas purchased related to the purchase of natural gas from Penn Virginia Oil & Gas, L.P., or PVOG LP, and the subsequent sale of that gas to third parties. PVR takes title to the gas prior to transporting it to third parties. These transactions do not impact PVR’s gross margin.

Gross Margin. PVR’s gross margin is the difference between PVR’s natural gas midstream revenues and PVR’s cost of midstream gas purchased. Natural gas midstream revenues include residue gas sold from processing plants after NGLs are removed, NGLs sold after being removed from system throughput volumes received, condensate collected and sold and gathering and other fees primarily from natural gas volumes connected to PVR’s gas processing plants. Cost of midstream gas purchased consists of amounts payable to third-party producers for natural gas purchased under percentage-of-proceeds and gas purchase/keep-whole contracts.

PVR’s 35% gross margin decrease in the three months ended June 30, 2009 as compared to the same period of 2008 was primarily due to decreased commodity pricing and frac spreads. Frac spreads are the difference between the price of NGLs sold and the cost of natural gas purchased on a per MMBtu basis. The gross margin decrease was partially offset by margins earned from increased system throughput volume production. The increased volumes were from regions exposed to both commodity prices and fixed fees.

System throughput volumes increased by 82 MMcfd, or 31%, from 262 MMcfd in the three months ended June 30, 2008 to 344 MMcfd in the same period of 2009. This increase in throughput volumes was primarily due to the continued successful development by producers operating in the vicinity of the Panhandle System, as well as PVR’s success in contracting and connecting new supply. The Crossroads plant in East Texas, which became fully operational in April 2008, and the acquisition of Lone Star Gathering L.P., or Lone Star, which was consummated in the third quarter of 2008, also contributed to the volume increase.

During the three months ended June 30, 2009, PVR generated a majority of its gross margin from contractual arrangements under which the gross margin is exposed to increases and decreases in the price of natural gas and NGLs. As part of PVR’s risk management strategy, PVR uses derivative financial instruments to economically hedge NGLs sold and natural gas purchased. See Note 4 – “Derivative Instruments,” in the Notes to Condensed Consolidated Financial Statements in Item 1, “Financial Statements,” for a description of PVR’s derivatives program. Adjusted for the cash impact of PVR’s commodity derivative instruments, PVR’s gross margin increased by $0.5 million, or 2%, from $23.8 million in the three months ended June 30, 2008 to $24.3 million in the same period of 2009. On a per Mcf basis, adjusted for the cash impact of PVR’s commodity derivatives, the gross margin decreased by $0.23 Mcf, or 23%, from $1.00 per Mcf in the three months ended June 30, 2008 to $0.77 in the same period of 2009. These changes were primarily due to the contribution of fixed fee volumes at the Crossroads plant and from the Lone Star acquisition.

Producer Services Revenues. Producer services revenues decreased by $1.5 million, or 72%, from $2.1 million to $0.6 million in the three months ended June 30, 2008 compared to the same period of 2009. This decrease was primarily due to the relative changes in natural gas indices from the purchasing and selling of natural gas as well as a decrease in fees earned from marketing.

Expenses. Operating expenses increased by $1.9 million, or 39%, from $4.8 million in the three months ended June 30, 2008 to $6.7 million in the same period of 2009. This increase in operating expenses was primarily due to increased costs for compressor rentals, related to PVR’s expanding footprint in the Texas and Oklahoma panhandle, expansion projects and recent acquisitions. Taxes other than income remained relatively constant from the three months ended June 30, 2008 to the same period of 2009. General and administrative expenses increased by $0.7 million, or 22%, from $3.5 million in the three months ended June 30, 2008 to $4.2 million in the same period of 2009 primarily due to increased staffing and related employee benefit costs. Depreciation and amortization expenses increased by $4.1 million, or 75%, from $5.4 million in the three months ended June 30, 2008 to $9.5 million in the same period of 2009. The increase in depreciation and amortization expense was primarily due to capital spending on expansion projects, such as the Spearman and Crossroads plants and PVR’s 2008 acquisitions.

The following table sets forth a summary of certain financial and other data for PVR’s natural gas midstream segment and the percentage change for the six months ended June 30, 2009 and 2008:

	Six Months Ended June 30,
	2009	2008	% Change
	(in thousands, except as noted)
Financial Highlights
Revenues
Residue gas	$148,364	$215,204	(31)%
Natural gas liquids	69,523	126,704	(45)%
Condensate	6,848	14,668	(53)%
Gathering, processing and transportation fees	5,704	3,269	74%

Total natural gas midstream revenues (1)	230,439	359,845	(36)%
Equity earnings in equity investment	1,748	556	214%
Producer services	595	3,568	(83)%

Total revenues	232,782	363,969	(36)%

Expenses
Cost of midstream gas purchased (1)	192,774	302,516	(36)%
Operating	13,474	8,867	52%
Taxes other than income	1,478	1,306	13%
General and administrative	8,481	6,802	25%
Depreciation and amortization	18,562	10,480	77%

Total operating expenses	234,769	329,971	(29)%

Operating income (loss)	$(1,987)	$33,998	(106)%

Operating Statistics
System throughput volumes (MMcf)	63,622	41,171	55%
Daily throughput volumes (MMcfd)	352	226	56%

Gross margin	$37,665	$57,329	(34)%
Cash impact of derivatives	7,169	(16,600)	143%

Gross margin, adjusted for impact of derivatives	$44,834	$40,729	10%

Gross margin ($/Mcf)	$0.59	$1.39	(58)%
Cash impact of derivatives ($/Mcf)	0.11	(0.40)	128%

Gross margin, adjusted for impact of derivatives ($/Mcf)	$0.70	$0.99	(29)%

(1)	In the six months ended June 30, 2009, PVR recorded $41.2 million of natural gas midstream revenue and $41.2 million for the cost of midstream gas purchased related to the purchase of natural gas from PVOG LP and the subsequent sale of that gas to third parties. These transactions do not impact PVR’s gross margin.

Gross Margin. PVR’s 34% gross margin decrease in the six months ended June 30, 2009 as compared to the same period of 2008 was a result of decreased commodity pricing and frac spreads, partially offset by margins earned from increased system throughput volume production.

System throughput volumes increased by 126 MMcfd, or 56%, from 226 MMcfd in the six months ended June 30, 2008 to 352 MMcfd in the same period of 2009. This increase in throughput volumes was primarily due to the continued successful development by producers operating in the vicinity of the Panhandle System, as well as PVR’s success in contracting and connecting new supply. The Crossroads plant in East Texas, which became fully operational in April 2008, and the acquisition of Lone Star, which was consummated in the third quarter of 2008, also contributed to the volume increase.

During the six months ended June 30, 2009, PVR generated a majority of its gross margin from contractual arrangements under which gross margin is exposed to increases and decreases in the price of natural gas and NGLs. As part of PVR’s risk management strategy, PVR uses derivative financial instruments to economically hedge NGLs sold and natural gas purchased. See Note 4 – “Derivative Instruments,” in the Notes to Condensed Consolidated Financial Statements in Item 1, “Financial Statements,” for a description of PVR’s derivatives program. Adjusted for the cash impact of PVR’s commodity derivative instruments, PVR’s gross margin increased by $4.1 million, or 10%, from $40.7 million in the six months ended June 30, 2008 to $44.8 million in the same period of 2009. On a per Mcf basis, adjusted for the cash impact of PVR’s commodity derivatives, the gross margin decreased by $0.29 Mcf, or 29%, from $0.99 per Mcf in the six months ended June 30, 2008 to $0.70 in the same period of 2009. These changes were primarily due to the contribution of fixed fee volumes at the Crossroads plant and from the Lone Star acquisition.

Equity Earnings in Equity Investment. PVR’s equity earnings increased $1.1 million, or 214%, from $0.6 million in the six months ended June 30, 2008 to $1.7 million in the same period of 2009. This increase was due to PVR’s 25% member interest in Thunder Creek, a joint venture that gathers and transports coalbed methane in Wyoming’s Powder River Basin. PVR acquired this member interest in the second quarter of 2008.

Producer Services Revenues. Producer services revenues decreased by $3.0 million, or 83%, from $3.6 million to $0.6 million in the six months ended June 30, 2009 compared to the same period of 2008. This decrease was primarily due to the relative changes in natural gas indices from the purchasing and selling of natural gas as well as a decrease in the fees earned from marketing.

Expenses. Operating expenses increased by $4.6 million, or 52%, from $8.9 million in the six months ended June 30, 2008 to $13.5 million in the same period of 2009. This increase in operating expenses was primarily due to increased costs for compressor rentals related to PVR’s expanding footprint in areas of operation, including the addition of the Spearman and Crossroads plants. Taxes other than income increased by $0.2 million, or 13%, from $1.3 million in the six months ended June 30, 2008 to $1.5 million in the same period of 2009 primarily due to increased property taxes resulting from the construction of the Spearman and Crossroads plants. General and administrative expenses increased by $1.7 million, or 25%, from $6.8 million in the six months ended June 30, 2008 to $8.5 million in the same period of 2009 primarily due to increased staffing and related employee benefit costs. Depreciation and amortization expenses increased by $8.1 million, or 77%, from $10.5 million in the six months ended June 30, 2008 to $18.6 million in the same period of 2009. This increase in depreciation and amortization expense was primarily due to capital spending on expansion projects, such as the Spearman and Crossroads plants and PVR’s 2008 acquisitions.

Other

Our other results consist of interest expense and derivative gains and losses. The following table sets forth a summary of certain financial data for our other results for the three and six months ended June 30, 2009 and 2008 (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2009	2008	% Change	2009	2008	% Change
Operating income	$20,831	$43,767	(52)%	$42,221	$74,385	(43)%
Other income (expense)
Interest expense	(6,365)	(5,374)	18%	(11,981)	(10,306)	16%
Other	347	501	(31)%	676	1,046	(35)%
Derivatives	(2,034)	(29,942)	(93)%	(9,195)	(22,166)	(59)%

Net income	$12,779	$8,952	43%	$21,721	$42,959	(49)%

Interest Expense. Our consolidated interest expense increased $1.0 million, or 18%, from $5.4 million in the three months ended June 30, 2008 to $6.4 million in the same period of 2009. Our consolidated interest expense for the three and six months ended June 30, 2009 and 2008 is comprised of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Source	2009	2008	2009	2008
Borrowings	$5,596	$4,935	$10,464	$10,622
Capitalized interest	(149)	(187)	(226)	(675)
Interest rate swaps	918	626	1,743	359

Total interest expense	$6,365	$5,374	$11,981	$10,306

Interest expense for both the three and six months ended June 30, 2009 increased from the comparative periods in 2008 due to an increase in PVR’s weighted average debt balance caused by PVR’s past capital spending program including acquisitions and an increase in non-cash interest expense related to debt issuance costs, partially offset by an interest rate decrease.

Derivatives. Our results of operations and operating cash flows were impacted by changes in market prices affecting fair values for NGL, crude oil and natural gas prices. Commodity markets are volatile, and as a result, PVR’s hedging activity results can vary significantly. PVR determines the fair values of its commodity derivative instruments based on discounted cash flows based on quoted forward prices for the respective commodities. The discounted cash flows utilize discount rates adjusted for the credit risk of PVR’s counterparties for derivatives in an asset position and PVR’s own credit risk for derivatives in a liability position, in accordance with Statement of Financial Accounting Standards No. 157, Fair Value Measurements.

PVR’s derivative activity for the three and six months ended June 30, 2009 and 2008 is summarized below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Interest Rate Swap unrealized derivative gain	$3,574	$—	$3,416	$—
Interest Rate Swap realized derivative loss	(1,764)	—	(2,720)	—
Natural gas midstream commodity unrealized derivative loss	(7,221)	(20,239)	(17,060)	(2,941)
Natural gas midstream commodity realized derivative gain (loss)	3,377	(9,703)	7,169	(19,225)

Total derivative loss	$(2,034)	$(29,942)	$(9,195)	$(22,166)

Noncontrolling Interests. Noncontrolling interests represent net income allocated to the limited partner units owned by the public. See Note 6, “Noncontrolling Interests,” in the Notes to Condensed Consolidated Financial Statements in Item 1, “Financial Statements,” for a description of the noncontrolling interests in PVR. In the three months ended June 30, 2009 and 2008, noncontrolling interests in PVR reduced our consolidated net income by $4.4 million and $2.9 million. The increase in noncontrolling interests in PVR was primarily due to the increase in PVR’s net income, from $9.5 million in the three months ended June 30, 2008 to $13.3 million in the same period of 2009. In the six months ended June 30, 2009 and 2008, noncontrolling interests in PVR reduced our consolidated net income by $6.5 million and $20.1 million. The decrease in noncontrolling interests in PVR was primarily due to the decrease in PVR’s net income, from $44.0 million in the six months ended June 30, 2008 to $22.8 million in the same period of 2009.

Liquidity and Capital Resources

Liquidity and Working Capital

On an ongoing basis, PVR generally satisfies its working capital requirements and funds its capital expenditures using cash generated from its operations, borrowings under its $800.0 million revolving credit facility, or the PVR Revolver, and proceeds from PVR equity offerings. As discussed in more detail in “–Long-Term Debt” below, as of June 30, 2009, PVR had availability of $201.3 million on the PVR Revolver. PVR funds its debt service obligations and distributions to unitholders solely using cash generated from its operations. PVR believes that the cash generated from its operations and its borrowing capacity will be sufficient to meet its working capital requirements, anticipated capital expenditures (other than major capital improvements or acquisitions), scheduled debt payments under the PVR Revolver and distribution payments for the remainder of 2009. However, PVR’s ability to satisfy its obligations and planned expenditures in the future will depend upon PVR’s future operating performance, which will be affected by prevailing economic conditions in the coal industry and natural gas midstream market, some of which are beyond PVR’s control. Depending on the longevity and ultimate severity of the deterioration of the global economy, PVR’s ability to meet its working capital requirements and capital expenditures, including PVR’s ability to grow organically in the future through acquisitions, may be significantly adversely affected, as may PVR’s ability to make debt payments and cash distributions to its limited partners and to us, the owner of PVR’s general partner.

Cash Flows

The following table summarizes our cash flow statements for the six months ended June 30, 2009 and 2008:

	Six Months Ended June 30,
	2009	2008
	(in thousands)
Cash flows from operating activities:
Net income contribution	$21,721	$22,864
Adjustments to reconcile net income to net cash provided operating activities (summarized)	49,166	50,001
Net changes in operating assets and liabilities	1,648	(424)

Net cash provided by operating activities	72,535	72,441
Net cash used in investing activities	(33,548)	(134,405)
Net cash provided by (used in) financing activities	(40,232)	57,403

Net decrease in cash and cash equivalents	$(1,245)	$(4,561)

Operating Activities. At June 30, 2009, we had $17.0 million in cash and cash equivalents compared to $18.3 million at December 31, 2008. Cash provided by operating activities for the six months ended June 30, 2009 was approximately $72.5 million compared to $72.4 million for the six months ended June 30, 2008. Cash flows provided by operating activities remained relatively constant from the six months ended June 30, 2008 to the same period of 2009. The effects of decreased commodity prices on our cash flows were partially offset by the effects of cash received in settlement of PVR’s commodity derivative instruments.

Investing Activities. Cash used in investing activities was approximately $33.5 million for the six months ended June 30, 2009 compared to $134.4 million for the six months ended June 30, 2008. This decrease was due to lower acquisition activity during the six months ended June 30, 2009, compared to the same period of the prior year, as a result of economic conditions and lower commodity prices.

Financing Activities. Cash used in financing activities was approximately $40.2 million for the six months ended June 30, 2009 compared to cash provided of $57.4 million for the six months ended June 30, 2008. During the six months ended June 30, 2008, a PVR equity issuance provided net proceeds of approximately $141.0 million and was used in part to repay borrowings under the PVR Revolver. The proceeds from PVR’s borrowings during both periods were used to fund PVR’s capital expenditures.

Long-Term Debt

As of June 30, 2009, we had no outstanding borrowings other than the borrowings of PVR discussed below, which are included in our condensed consolidated financial statements.

PVR Revolver. In March 2009, PVR increased the size of the PVR Revolver from $700.0 million to $800.0 million, which resulted in $9.3 million of debt issuance costs. The PVR Revolver is secured with substantially all of PVR’s assets. As of June 30, 2009, PVR had remaining borrowing capacity of $201.3 million on the PVR Revolver net of outstanding borrowings of $597.1 million and letters of credit of $1.6 million. The PVR Revolver matures in December 2011 and is available to PVR for general purposes, including working capital, capital expenditures and acquisitions, and includes a $10.0 million sublimit for the issuance of letters of credit. Interest is payable at a base rate plus an applicable margin of up to 1.25% if PVR selects the base rate borrowing option or at a rate derived from the London Interbank Offered Rate, or LIBOR, plus an applicable margin ranging from 1.75% to 2.75% if PVR selects the LIBOR-based borrowing option. At June 30, 2009, the weighted average interest rate on borrowings outstanding under the PVR Revolver was approximately 2.5%. PVR has entered into interest rate swaps, or PVR Interest Rate Swaps, to establish fixed rates on a portion of the outstanding borrowings under the PVR Revolver. As of June 30, 2009, PVR was in compliance with all of its covenants under the PVR Revolver.

Future Capital Needs and Commitments

Currently, we have no capital requirements. In the future, we may decide to facilitate PVR acquisitions and other capital expenditures by the issuance of debt or equity.

PVR believes that its borrowing capacity will be sufficient for its capital needs and commitments for the remainder of 2009. Subject to commodity prices and the availability of capital, PVR is committed to the growth of both of its business segments through a combination of organic projects and acquisitions of new properties and assets. For the remainder of 2009, PVR anticipates making capital expenditures of approximately $61.3 to $66.3 million. The majority of PVR’s 2009 capital expenditures are expected to be incurred in the PVR natural gas midstream segment, including the July 2009 acquisition of gas processing and residue pipeline facilities in western Oklahoma from Atlas Pipeline Partners, L.P. for approximately $22.6 million in cash, which was funded by borrowings under the PVR Revolver.

Long-term cash requirements for PVR’s acquisitions and other capital expenditures are expected to be funded by several sources, including cash flows from PVR’s operating activities, borrowings under the PVR Revolver and the issuance of additional debt and PVR equity securities if available under commercially acceptable terms. However, disruptions in the global financial and commodities markets and the general economic climate have made access to equity and debt capital markets very difficult since late in 2008. While signs of improvement in these markets have occurred, including issuances of debt and equity securities by other publicly traded partnerships, the short-term outlook remains uncertain with respect to PVR’s ability to access the capital markets on acceptable terms. If the situation deteriorates and PVR is unable to access the capital markets for an extended period, PVR’s ability to make acquisitions and other capital expenditures, as well as PVR’s ability to increase or sustain cash distributions to its limited partners and to us, the owner of PVR’s general partner, will likely become impaired. If additional financing is required, there are no assurances that it will be available, or if available, that it can be obtained on terms favorable to PVR or not dilutive to PVR’s future earnings.

Environmental Matters

PVR’s operations and those of its coal lessees are subject to environmental laws and regulations adopted by various governmental authorities in the jurisdictions in which these operations are conducted. The terms of PVR’s coal property leases impose liability on the relevant lessees for all environmental and reclamation liabilities arising under those laws and regulations. The lessees are bonded and have indemnified PVR against any and all future environmental liabilities. PVR regularly visits its coal properties to monitor lessee compliance with environmental laws and regulations and to review mining activities. PVR’s management believes that its operations and those of its lessees comply with existing laws and regulations and does not expect any environment-related material adverse impact on its financial condition or results of operations.

As of June 30, 2009 and December 31, 2008, PVR’s environmental liabilities included $1.1 million and $1.2 million, which represents PVR’s best estimate of the liabilities as of those dates related to its coal and natural resource management and natural gas midstream businesses. PVR has reclamation bonding requirements with respect to certain unleased and inactive properties. Given the uncertainty of when a reclamation area will meet regulatory standards, a change in this estimate could occur in the future.

Summary of Critical Accounting Policies and Estimates

The process of preparing financial statements in accordance with accounting principles generally accepted in the United States of America requires our management to make estimates and judgments regarding certain items and transactions. It is possible that materially different amounts could be recorded if these estimates and judgments change or if the actual results differ from these estimates and judgments. Our most critical accounting policies which involve the judgment of our management were fully disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008 and remained unchanged as of June 30, 2009.

Recent Accounting Pronouncements

See Note 12—“New Accounting Standards” in the Notes to Condensed Consolidated Financial Statements for a description of recent accounting pronouncements.

Forward-Looking Statements

Certain statements contained herein that are not descriptions of historical facts are “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. Because such statements include risks, uncertainties and contingencies, actual results may differ materially from those expressed or implied by such forward-looking statements. These risks, uncertainties and contingencies include, but are not limited to, the following:

•	the volatility of commodity prices for natural gas, NGLs, crude oil and coal;

•	PVR’s ability to access external sources of capital;

•	any impairment writedowns of PVR’s assets;

•	the relationship between natural gas, NGL and coal prices;

•	the projected demand for and supply of natural gas, NGLs and coal;

•	competition among producers in the coal industry generally and among natural gas midstream companies;

•	the extent to which the amount and quality of actual production of PVR’s coal differs from estimated recoverable coal reserves;

•	PVR’s ability to generate sufficient cash from its businesses to maintain and pay the quarterly distribution to its general partner and its unitholders;

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

•	other risks set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

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

Market risk is the risk of loss arising from adverse changes in market rates and prices. The principal market risks to which PVR is exposed are as follows:

•	Price Risk

•	Interest Rate Risk

•	Customer Credit Risk

PVR is also indirectly exposed to the credit risk of its customers and lessees. If PVR’s customers or lessees become financially insolvent, they may not be able to continue to operate or meet their payment obligations.

As a result of PVR’s risk management activities as discussed below, PVR is also exposed to counterparty risk with financial institutions with whom PVR enters into these risk management positions. Sensitivity to these risks has heightened due to the deterioration of the global economy, including financial and credit markets.

Price Risk

PVR’s price risk management program permits the utilization of derivative financial instruments (such as swaps, costless collars and three-way collars) to seek to mitigate the price risks associated with fluctuations in natural gas, NGL and crude oil prices as they relate to the PVR natural gas midstream segment. The derivative financial instruments are placed with major financial institutions that PVR believes are of acceptable credit risk. The fair values of PVR’s price risk management activities are significantly affected by fluctuations in the prices of natural gas, NGLs and crude oil.

At June 30, 2009, we reported a commodity derivative asset related to the PVR natural gas midstream segment of $5.7 million that is with three counterparties and is substantially concentrated with one of those counterparties. This concentration may impact our overall credit risk, either positively or negatively, in that these counterparties may be similarly affected by changes in economic or other conditions. PVR neither paid nor received collateral with respect to its derivative positions. The maximum amount of loss due to credit risk if counterparties to PVR’s derivative asset positions fail to perform according to the terms of the contracts would be equal to the fair value of the contracts as of June 30, 2009. No significant uncertainties related to the collectability of amounts owed to PVR exist with regard to these counterparties.

For the three months ended June 30, 2009 and 2008, we reported net derivative losses of $2.0 million and $9.2 million. Because PVR no longer uses hedge accounting for its commodity derivatives or the PVR Interest Rate Swaps, we recognize changes in fair value in earnings currently in the derivatives line item of our condensed consolidated statements of income. We have experienced and could continue to experience significant changes in the estimate of derivative gains or losses recognized due to fluctuations in the value of these commodity derivative contracts. The discontinuation of hedge accounting has no impact on our reported cash flows, although our results of operations are affected by the volatility of mark-to-market gains and losses and changes in fair value, which fluctuate with changes in natural gas, crude oil and NGL prices. These fluctuations could be significant in a volatile pricing environment.

The following table lists PVR’s derivative agreements and their fair values as of June 30, 2009:

			Weighted Average Price Collars
	Average Volume Per Day		Additional Put Option	Put	Call	Fair Value (in thousands)
Crude Oil Three-Way Collar	(in barrels	)		(per barrel)
Third Quarter 2009 through Fourth Quarter 2009	1,000		$70.00	$90.00	$119.25	$2,634

Frac Spread Collar	(in MMBtu	)		(per MMBtu)
Second Quarter 2009 through Fourth Quarter 2009	6,000			$9.09	$13.94	1,235

Crude Oil Collar	(in barrels	)		(per barrel)
Second Quarter 2010 through Fourth Quarter 2010	750			$70.00	$81.25	28

Settlements to be received in subsequent period						1,781

Natural gas midstream segment commodity derivatives – net asset						$5,678

PVR estimates that, excluding the effects of derivative positions described above, for every $1.00 per MMBtu increase or decrease in the natural gas price, PVR’s natural gas midstream gross margin and operating income for the remainder of 2009 would decrease or increase by approximately $2.5 million. In addition, PVR estimates that for every $5.00 per barrel increase or decrease in the crude oil price, PVR’s natural gas midstream gross margin and operating income for the second half of 2009 would increase or decrease by approximately $2.4 million. This assumes that natural gas prices, crude oil prices and inlet volumes remain constant at anticipated levels. These estimated changes in gross margin and operating income exclude potential cash receipts or payments in settling these derivative positions.

PVR estimates that a $5.00 per barrel increase in the crude oil price would decrease the fair value of the crude oil collars by $1.6 million. PVR estimates that a $5.00 per barrel decrease in the crude oil price would increase the fair value of the crude oil collars by $1.5 million. In addition, PVR estimates that a $1.00 per MMBtu increase or decrease in the natural gas purchase price and a $4.65 per barrel (the estimated equivalent of $5.00 per barrel of crude oil) increase or decrease in the NGL sales price would affect the fair value of the frac spread collar by $0.1 million. These estimated changes exclude potential cash receipts or payments in settling these derivative positions.

Interest Rate Risk

As of June 30, 2009, PVR had $597.1 million of outstanding indebtedness under the PVR Revolver, which carries a variable interest rate throughout its term. PVR entered into the PVR Interest Rate Swaps to effectively convert the interest rate on $310.0 million of the amount outstanding under the PVR Revolver from a LIBOR-based floating rate to a weighted average fixed rate of 3.54% plus the applicable margin until March 2010. From March 2010 to December 2011, the notional amounts of the PVR Interest Rate Swaps total $250.0 million with PVR paying a weighted average fixed rate of 3.37% on the notional amount, and the counterparties paying a variable rate equal to the three-month LIBOR. From December 2011 to December 2012, the notional amounts of the PVR Interest Rate Swaps total $100.0 million, with PVR paying a weighted average fixed rate of 2.09% on the notional amount, and the counterparties paying a variable rate equal to the three-month LIBOR. The PVR Interest Rate Swaps extend one year past the maturity of the current PVR Revolver. A 1% increase in short-term interest rates on the floating rate debt outstanding under the PVR Revolver (net of amounts fixed through hedging transactions) as of June 30, 2009 would cost us approximately $2.9 million in additional interest expense per annum.

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

Customer Credit Risk

We are exposed to the credit risk of PVR’s natural gas midstream customers and coal lessees. For the six months ended June 30, 2009, two of PVR’s natural gas midstream segment customers accounted for $56.3 million and $35.6 million, or 18% and 12%, of our total consolidated revenues. At June 30, 2009, 20% of our consolidated accounts receivable related to these customers. No significant uncertainties related to the collectability of amounts owed to PVR exist in regard to these two natural gas midstream customers.

This customer concentration increases our exposure to credit risk on PVR’s receivables, since the financial insolvency of any of these customers could have a significant impact on our results of operations. If any of PVR’s natural gas midstream customers or coal lessees become financially insolvent, they may not be able to continue to operate or meet their payment obligations to PVR. Any material losses as a result of customer or lessee defaults could harm and have an adverse effect on our business, financial condition or results of operations. Substantially all of PVR’s trade accounts receivable are unsecured.

To mitigate the risks of nonperformance by its natural gas midstream customers, PVR performs ongoing credit evaluations of its existing customers. PVR monitors individual customer payment capability in granting credit arrangements to new customers by performing credit evaluations, seek to limit credit to amounts PVR believes the customers can pay and maintains reserves PVR believes are adequate to cover exposure for uncollectible accounts. As of June 30, 2009, no receivables were collateralized, and we had a $2.0 million allowance for doubtful accounts recorded for the PVR natural gas midstream and coal and natural resource management segments.

Item 4	Controls and Procedures

(a) Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we performed an evaluation of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of June 30, 2009. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported accurately and on a timely basis. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of June 30, 2009, such disclosure controls and procedures were effective.

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

PENN VIRGINIA GP HOLDINGS, L.P.

By: PVG GP, LLC

Date: August 6, 2009	By:	/s/ Frank A. Pici
Frank A. Pici
Vice President and Chief Financial Officer

Date: August 6, 2009	By:	/s/ Forrest W. McNair
Forrest W. McNair
Vice President and Controller