Form 10-K
period 2009-12-31
Penn Virginia GP Holdings, L.P.
filed 2010-03-01
CIK 1366292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

The aggregate market value of common units held by non-affiliates of the registrant was $58,673,162 as of June 30, 2009 (the last business day of its most recently completed second fiscal quarter), based on the last sale price of such units as quoted on the New York Stock Exchange. For purposes of making this calculation only, the registrant has defined affiliates as including the registrant’s general partner, all affiliates of the registrant’s general partner and all directors and executive officers of the registrant’s general partner. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 22, 2010 39,074,500 common units representing limited partner interests of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

PENN VIRGINIA GP HOLDINGS, L.P. AND SUBSIDIARIES

Page
Forward-Looking Statements	ii

i

Forward-Looking Statements

Certain statements contained herein that are not descriptions of historical facts are “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. Because such statements include risks, uncertainties and contingencies, actual results may differ materially from those expressed or implied by such forward-looking statements. These risks, uncertainties and contingencies include, but are not limited to, the following:

•	the volatility of commodity prices for natural gas, NGLs and coal;
•	PVR’s ability to access external sources of capital;
•	any impairment writedowns of PVR’s assets;
•	the relationship between natural gas, NGL and coal prices;
•	the projected demand for and supply of natural gas, NGLs and coal;
•	competition among producers in the coal industry generally and among natural gas midstream companies;
•	the extent to which the amount and quality of actual production of PVR’s coal differs from estimated recoverable coal reserves;
•	PVR’s ability to generate sufficient cash from its businesses to maintain and pay the quarterly distribution to its general partner and its unitholders;
•	the experience and financial condition of PVR’s coal lessees and natural gas midstream customers, including PVR’s lessees’ ability to satisfy their royalty, environmental, reclamation and other obligations to PVR and others;
•	operating risks, including unanticipated geological problems, incidental to PVR’s coal and natural resource management or natural gas midstream business;
•	PVR’s ability to acquire new coal reserves or natural gas midstream assets and new sources of natural gas supply and connections to third-party pipelines on satisfactory terms;
•	PVR’s ability to retain existing or acquire new natural gas midstream customers and coal lessees;
•	the ability of PVR’s lessees to produce sufficient quantities of coal on an economic basis from PVR’s reserves and obtain favorable contracts for such production;
•	the occurrence of unusual weather or operating conditions including force majeure events;
•	delays in anticipated start-up dates of PVR’s lessees’ mining operations and related coal infrastructure projects and new processing plants in the PVR natural gas midstream segment’s business;
•	environmental risks affecting the mining of coal reserves or the production, gathering and processing of natural gas;
•	the timing of receipt of necessary governmental permits by PVR or its lessees;
•	hedging results;
•	accidents;
•	changes in governmental regulation or enforcement practices, especially with respect to environmental, health and safety matters, including with respect to emissions levels applicable to coal-burning power generators;
•	uncertainties relating to the outcome of current and future litigation regarding mine permitting;
•	risks and uncertainties relating to general domestic and international economic (including inflation, interest rates and financial and credit markets) and political conditions (including the impact of potential terrorist attacks); and

ii

•	other risks set forth in Item 1A of this Annual Report on Form 10-K for the year ended December 31, 2009.

Additional information concerning these and other factors can be found in our press releases and public periodic filings with the Securities and Exchange Commission. Many of the factors that will determine our future results are beyond the ability of management to control or predict. Readers should not place undue reliance on forward-looking statements, which reflect management’s views only as of the date hereof. We undertake no obligation to revise or update any forward-looking statements, or to make any other forward-looking statements, whether as a result of new information, future events or otherwise.

iii

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

Our operating income was $105.9 million in 2009, compared to $113.2 million in 2008 and $115.2 million in 2007. In 2009, the PVR coal and natural resource management segment contributed $87.5 million, or 83%, to our operating income, and the PVR natural gas midstream segment contributed $20.8 million, or 19%, to our operating income. These contributions were partially offset by operating expenses from the corporate and other functions, which resulted in $2.4 million of expenses, or 2%.

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

As of December 31, 2009, PVR owned or controlled approximately 829 million tons of proven and probable coal reserves in Central and Northern Appalachia, the San Juan Basin and the Illinois Basin. PVR enters into long-term leases with experienced, third-party mine operators, providing them the right to mine PVR’s coal reserves in exchange for royalty payments. PVR actively works with its lessees to develop efficient methods to exploit its reserves and to maximize production from PVR’s properties. PVR does not operate any mines. In 2009, PVR’s lessees produced 34.3 million tons of coal from its properties and paid PVR coal royalties revenues of $120.4 million, for an average royalty per ton of $3.51. Approximately 82% of PVR’s coal royalties revenues in 2009 were derived from coal mined on PVR’s properties under leases containing royalty rates based on the higher of a fixed base price or a percentage of the gross sales price. The balance of PVR’s coal royalties revenues for the respective periods was derived from coal mined on PVR’s properties under leases containing fixed royalty rates that escalate annually. See “— PVR’s Contracts — PVR Coal and Natural Resource Management Segment” for a description of PVR’s coal leases.

PVR Natural Gas Midstream Segment Overview

PVR’s natural gas midstream segment is engaged in providing natural gas processing, gathering and other related services. As of December 31, 2009, PVR owned and operated natural gas midstream assets located in Oklahoma and Texas, including six natural gas processing facilities having 400 MMcfd of total capacity and approximately 4,118 miles of natural gas gathering pipelines. PVR’s natural gas midstream business earns revenues primarily from gas processing contracts with natural gas producers and from fees charged for gathering natural gas volumes and providing other related services. In addition, PVR owns a 25% member interest in Thunder Creek Gas Services, LLC, or Thunder Creek, a joint venture that gathers and transports coalbed methane in Wyoming’s Powder River Basin. PVR also owns a natural gas marketing business, which aggregates third-party volumes and sells those volumes into intrastate pipeline systems and at market hubs accessed by various interstate pipelines.

In 2009, system throughput volumes at PVR’s gas processing plants and gathering systems, including gathering-only volumes, were 121.3 Bcf, or approximately 332 MMcfd.

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

PVR’s primary business objective is to create sustainable, capital-efficient growth in distributable cash flow to maximize its cash distributions to its unitholders by expanding its coal property management and natural gas gathering and processing businesses through both internal growth and acquisitions. PVR has successfully grown its business through organic growth projects and acquisitions of coal and natural resource properties and natural gas midstream assets. For a more detailed discussion of PVR’s acquisitions, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Acquisitions and Investments.” We and PVR intend to continue to pursue the following business strategies:

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

systems. During 2009, PVR acquired a 60 MMcfd processing plant and residue pipeline facilities in western Oklahoma. Additionally, PVR completed a 40 MMcfd processing plant expansion in the Beaver/Spearman complex, or Panhandle System.
•	Mitigate commodity price exposure in the PVR natural gas midstream segment. PVR’s natural gas midstream operations consist of a mix of fee-based and margin-based services that, together with its hedging activities, are expected to generate relatively stable cash flows. During the quarter ended December 31, 2009 approximately 19% of the system throughput volumes in the PVR natural gas midstream segment were gathered or processed under fee-based contracts. Under fee-based contracts, PVR is not exposed directly to commodity price risk. The remainder of PVR’s system throughput volumes were gathered or processed under gas purchase/keep-whole arrangements and percentage-of-proceeds arrangements that are subject to commodity price risk. However, PVR expects to manage its exposure to commodity price risk by entering into hedging transactions. Based upon PVR’s current volumes, it has entered into hedging agreements covering approximately 58% and 37% of its commodity-sensitive volumes in 2010 and 2011. PVR generally targets hedging 50 to 60% of its commodity-sensitive volumes covering a two-year period.

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

PVR Natural Gas Midstream Segment

PVR’s natural gas midstream business generates revenues primarily from gas purchase and processing contracts with natural gas producers and from fees charged for gathering natural gas volumes and providing other related services. During the year ended December 31, 2009, PVR’s natural gas midstream business generated a majority of its gross margin from two types of contractual arrangements under which its margin is exposed to increases and decreases in the price of natural gas and NGLs: (i) gas purchase/keep-whole and (ii) percentage-of-proceeds. For the fourth quarter of 2009, approximately 28% of PVR’s system throughput volumes were gathered or processed under gas purchase/keep-whole contracts, 53% were gathered or processed under percentage-of-proceeds contracts and 19% were gathered or processed under fee-based gathering contracts. A majority of the gas purchase/keep-whole and percentage-of-proceeds contracts include fee-based components such as gathering and compression charges.

In 2009, 21%, 15% and 10% of the PVR natural gas midstream segment’s revenues and 17%, 11% and 8% of our total consolidated revenues resulted from three of PVR’s natural gas midstream customers, Conoco, Inc., Tenaska Marketing Ventures and ONEOK Energy Marketing.

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

Natural Gas Marketing Contracts.  PVR is also engaged in natural gas marketing by aggregating third-party volumes and selling those volumes into interstate and intrastate pipeline systems such as Enogex and Panhandle Eastern Pipeline and at market hubs accessed by various interstate pipelines. Connect Energy Services, LLC, or Connect Energy, PVR’s wholly owned subsidiary, has earned fees from Penn Virginia Oil & Gas, L.P., or PVOG LP, a wholly owned subsidiary of Penn Virginia, since September 1, 2006, for marketing a portion of PVOG LP’s natural gas production. Revenues from this business do not generate qualifying income for a publicly traded limited partnership, but PVR does not expect it to have an impact on its tax status, as it does not represent a significant percentage of PVR’s operating income. For the years ended December 31, 2009 and 2008, PVR’s natural gas marketing activities generated $1.8 million and $5.8 million in net revenues.

PVR Natural Gas Midstream Segment Commodity Derivatives.  PVR utilizes collar derivative contracts to hedge against the variability in its frac spread. PVR’s frac spread is the spread between the purchase price for the natural gas PVR purchases from producers and the sale price for NGLs that PVR sells after processing. PVR hedges against the variability in its frac spread by entering into costless collar and swap derivative contracts to sell NGLs forward at a predetermined commodity price and to purchase an equivalent volume of natural gas forward on an MMBtu basis. While the use of derivative instruments limits the risk of adverse price movements, such use may also limit future revenues or cost savings from favorable price movements.

See Note 8 to the Consolidated Financial Statements for a further description of PVR’s derivatives program.

Partnership Structure

Penn Virginia, a publicly held energy company, has been engaged in the coal royalty business since 1882 and is also engaged in the exploration, development and production of natural gas and oil. Penn Virginia formed PVR in July 2001 to own and operate substantially all of the assets of and assume the liabilities relating to Penn Virginia’s coal land management business. PVR completed its initial public offering in October 2001. We were formed by Penn Virginia in June 2006 as a Delaware limited partnership to hold the 2% general partner interest, the IDRs and a significant limited partner interest in PVR. We completed our initial public offering, or our IPO, in December 2006.

PVR’s operations are conducted through, and its operating assets are owned by, its subsidiaries. PVR owns its subsidiaries through a wholly owned subsidiary, PVR Finco LLC, which is the sole member of the operating company for the coal and natural resource management segment, Penn Virginia Operating Co., LLC, or PVR Coal, and the operating company for the natural gas midstream segment, PVR Midstream LLC, or PVR Midstream. The following diagram depicts our and our affiliates’ simplified organizational and ownership structure as of December 31, 2009:

Relationship with Penn Virginia Corporation

Our partnership agreement provides that our general partner is restricted from engaging in any business activities other than those incidental to its ownership of interests in us. Under an omnibus agreement between Penn Virginia, PVR and PVR’s general partner, to which we became subject after our IPO, Penn Virginia and its affiliates, including us, are restricted in their ability to engage in any coal-related business. See Item 13, “Certain Relationships and Related Transactions, and Director Independence — Transactions with Related Persons.”

Partnership Distributions

Cash Distributions

Our only cash generating assets consist of our interests in PVR. We paid cash distributions of $1.52 per common unit during the year ended December 31, 2009. In the first quarter of 2010, we paid a cash distribution of $0.38 ($1.52 on an annualized basis) per common unit with respect to the fourth quarter of 2009. This distribution was unchanged from the previous distribution paid on November 18, 2009. For the remainder of 2010, we expect to pay cash distributions of at least $0.38 ($1.52 on an annualized basis) per common unit.

PVR Cash Distributions

In conjunction with our IPO, Penn Virginia contributed its general partner interest, including its IDRs, and most of its limited partner interest in PVR to us in exchange for the general partner interest and a limited partner interest in us. We received total distributions from PVR of $63.0 million, $57.5 million and $45.6 million for the periods presented, allocated among our limited partner interest, general partner interest and IDRs in PVR as shown in the following table:

	Year Ended December 31,
	2009	2008	2007
Limited partner units	$36,824	$35,648	$32,515
General partner interest (2%)	1,988	1,820	1,562
IDRs	24,140	20,049	11,551
Total cash distributions paid	$62,952	$57,517	$45,628

PVR paid cash distributions of $1.88 per common unit during the year ended December 31, 2009. In the first quarter of 2010, PVR paid a cash distribution of $0.47 ($1.88 on an annualized basis) per common unit with respect to the fourth quarter of 2009. This distribution was unchanged from the previous distribution paid on November 13, 2009. For the remainder of 2010, PVR expects to pay quarterly cash distributions of at least $0.47 ($1.88 on an annualized basis) per common unit.

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

As of February 22, 2010, Penn Virginia and its affiliates owned 20,077,429 common units, representing approximately 51% of our outstanding common units.

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

Our partnership agreement generally provides that affiliated transactions and resolutions of conflicts of interest not involving a vote of unitholders and that are not approved by the conflicts committee of the board of directors of our general partner must be on terms no less favorable to us than those generally being provided to or available from unrelated third parties; or “fair and reasonable” to us, taking into account the totality of the relationships between the parties involved (including other transactions that may be particularly favorable or advantageous to us).

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

The EPA has promulgated rules, referred to as the “NOx SIP Call,” that require coal-fired power plants and other large stationary sources in 21 eastern states and Washington D.C. to make substantial reductions in nitrogen oxide emissions in an effort to reduce the impacts of ozone transport between states. Additionally, in March 2005, the EPA issued the final Clean Air Interstate Rule, or CAIR, which would have permanently capped nitrogen oxide and sulfur dioxide emissions in 28 eastern states and Washington, D.C. beginning in 2009 and 2010. CAIR required those states to achieve the required emission reductions by requiring power plants to either participate in an EPA-administered “cap-and-trade” program that caps emission in two phases, or by meeting an individual state emissions budget through measures established by the state. The stringency of the caps under CAIR may have required many coal-fired sources to install additional pollution control equipment, such as wet scrubbers, to comply. This increased sulfur emission removal capability required by CAIR could have resulted in decreased demand for lower sulfur coal, which may have potentially driven down prices for lower sulfur coal. On July 11, 2008, the D.C. Circuit Court of Appeals vacated CAIR in its entirety. The EPA subsequently filed a petition for rehearing or, in the alternative, for a remand of the case without vacatur. On December 23, 2008, the Court issued an opinion to remand without vacating CAIR. Therefore, CAIR will remain in effect while the EPA conducts rulemaking to modify CAIR to comply with the Court’s July 2008 opinion. The Court declined to impose a schedule by which the EPA must complete the rulemaking, but reminded the EPA that the Court does “...not intend to grant an indefinite stay of the effectiveness of this Court’s decision.” The EPA is considering its options on how to proceed.

In March 2005, the EPA finalized the Clean Air Mercury Rule, or CAMR, which was to establish a two-part, nationwide cap on mercury emissions from coal-fired power plants beginning in 2010. It was the subject of extensive controversy and litigation and, in February 2008, the U.S. Circuit Court of Appeals for the District of Columbia vacated CAMR. The EPA appealed the decision to the U.S. Supreme Court in October 2008, but withdrew its petition for certiorari on February 6, 2009. However, a utility group continues to seek certiorari, challenging the court of appeals decision to overturn CAMR. In the meantime, the EPA plans to develop standards consistent with the court of appeal’s ruling, intending to propose air toxics standards for coal- and oil-fired electric generating units by March 10, 2011, and finalize a rule by November 16, 2011. In conjunction with these efforts, on December 24, 2009, the EPA approved an Information Collection Request (ICR) requiring all U.S. power plants with coal-or oil-fired electric generating units to submit emissions information for use in developing air toxics emissions standards. In addition, various states have promulgated or are considering more stringent emission limits on mercury emissions from coal-fired electric generating units.

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

Carbon Dioxide Emissions.  The Kyoto Protocol to the United Nations Framework Convention on Climate Change calls for developed nations to reduce their emissions of greenhouse gases to 5% below 1990 levels by 2012. Carbon dioxide, which is a major byproduct of the combustion of coal and other fossil fuels, is subject to the Kyoto Protocol. The Kyoto Protocol went into effect on February 16, 2005 for those nations that ratified the treaty. In 2002, the United States withdrew its support for the Kyoto Protocol, and the United States is not participating in this treaty. Since the Kyoto Protocol became effective, there has been increasing international pressure on the United States to adopt mandatory restrictions on carbon dioxide emissions. In addition, on April 2, 2007 the U.S. Supreme Court held in Massachusetts v. EPA that unless the EPA affirmatively concludes that greenhouse gases are not causing climate change, the EPA must regulate greenhouse gas emissions from new automobiles under the CAA. The Court remanded the matter to the EPA for further consideration. This litigation did not directly concern the EPA’s authority to regulate greenhouse gas emissions from stationary sources, such as coal mining operations or coal-fired power plants. However, the Court’s decision is likely to influence another lawsuit currently pending in the U.S. Court of Appeals for the District of Columbia Circuit, involving a challenge to the EPA’s decision not to regulate carbon dioxide from power plants and other stationary sources under a CAA new source performance standard rule, which specifies emissions limits for new facilities. The court remanded that question to the EPA for further consideration in light of the ruling in Massachusetts v. EPA. On July 11, 2008, the EPA released an advanced notice of proposed rulemaking to regulate greenhouse gases under the CAA in response to the ruling in Massachusetts v. EPA. The notice did not contain a definitive proposal of what a greenhouse gas regulatory program would look like, but it presented the EPA’s analyses and policy alternatives for consideration. The EPA stated that promulgating a program under the CAA would take years to issue. In 2009, EPA took further steps toward greenhouse gas regulation under the CAA, issuing a final rule declaring that six greenhouse gases, including carbon dioxide and methane, “endanger both the public health and the public welfare of current and future generations.” The issuance of this “endangerment finding” allows the EPA to begin regulating greenhouse gas emissions under existing provisions of CAA. In late September and early October of 2009, in anticipation of the issuance of the endangerment finding, the EPA officially proposed two sets of rules regarding possible future regulation of greenhouse gas emissions under the CAA, one that would regulate greenhouse gas emissions from motor vehicles and the other greenhouse gas emissions from large stationary sources such as power plants or industrial facilities. Any decision in this case or any regulatory action by the EPA limiting greenhouse gas emissions from power plants could impact the demand for PVR’s coal, which could have an adverse effect on PVR’s coal royalties revenues.

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

At the federal level, legislation was introduced in Congress in 2007, 2008 and 2009 to reduce greenhouse gas emissions in the United States. Such or similar federal legislation, which generally seeks to place an economy-wide cap on emissions of greenhouse gases and would require most sources of greenhouse gas emissions to obtain greenhouse gas emission “allowances” corresponding to their annual emissions of greenhouse gases, could be taken up in 2010 or later years. It is possible that future federal and state initiatives to control and put a price on carbon dioxide emissions, or otherwise regulate greenhouse gas emissions, could result in increased costs associated with coal consumption, such as costs to install additional controls to reduce carbon dioxide emissions or costs to purchase emissions reduction credits to comply with future emissions trading programs. Such increased costs for coal consumption could result in some customers switching to alternative sources of fuel, which could negatively impact PVR’s lessees’ coal sales, and thereby have an adverse effect on PVR’s coal royalties revenues.

Surface Mining Control and Reclamation Act of 1977.  The Surface Mining Control and Reclamation Act of 1977, or SMCRA, and similar state statutes establish minimum national operational, reclamation and closure standards for all aspects of surface mining, as well as most aspects of deep mining. SMCRA requires that comprehensive environmental protection and reclamation standards be met during the course of and following completion of mining activities. SMCRA also imposes on mine operators the responsibility of restoring the land to its original state and compensating the landowner for types of damages occurring as a result of mining operations, and requires mine operators to post performance bonds to ensure compliance with any reclamation obligations. Moreover, regulatory authorities may attempt to assign the liabilities of PVR’s coal lessees to another entity such as PVR if any of its lessees are not financially capable of fulfilling those obligations on the theory that PVR “owned” or “controlled” the mine operator in such a way for liability to attach. To our knowledge, no such claims have been asserted against PVR to date. In conjunction with mining the property, PVR’s coal lessees are contractually obligated under the terms of their leases to comply with all state and local laws, including SMCRA, with obligations including the reclamation and restoration of the mined areas by grading, shaping and reseeding the soil. Upon completion of the mining, reclamation generally is completed by seeding with grasses or planting trees for use as pasture or timberland, as specified in the approved reclamation plan. Additionally, the Abandoned Mine Lands Program, which is part of SMCRA, imposes a tax on all current mining operations, the proceeds of which are used to restore mines closed before 1977. The maximum tax is 31.5 cents per ton on surface-mined coal and 13.5 cents per ton on underground-mined coal. This tax was set to expire on June 30, 2006, but the program was extended until September 30, 2021.

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

In order to obtain mining permits and approvals from state regulatory authorities, mine operators, including PVR’s lessees, must submit a reclamation plan for restoring, upon the completion of mining operations, the mined property to its prior condition, productive use or other permitted condition. Typically, PVR’s lessees submit the necessary permit applications between 12 and 24 months before they plan to begin mining a new area. In PVR’s experience, permits generally are approved within 12 months after a completed application is submitted. In the past, PVR’s lessees have generally obtained their mining permits without significant delay. PVR’s lessees have obtained or applied for permits to mine a majority of the reserves that are currently planned to be mined over the next five years. PVR’s lessees are also in the planning phase for obtaining permits for the additional reserves planned to be mined over the following five years. However, there are no assurances that they will not experience difficulty in obtaining mining permits in the future. See “— PVR Coal and Natural Resource Management Segment — Clean Water Act.”

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

Air Emissions. PVR’s natural gas midstream operations are subject to the CAA and comparable state laws and regulations. See “— PVR Coal and Natural Resource Management Segment — Air Emissions.” These laws and regulations govern emissions of pollutants into the air resulting from the activities of PVR’s processing plants and compressor stations and also impose procedural requirements on how PVR conducts its natural gas midstream operations. Such laws and regulations may include requirements that PVR obtain pre-approval for the construction or modification of certain projects or facilities expected to produce air emissions, strictly comply with the emissions and operational limitations of air emissions permits PVR is required to obtain or utilize specific equipment or technologies to control emissions. PVR’s failure to comply with these requirements could subject it to monetary penalties, injunctions, conditions or restrictions on operations, and potentially criminal enforcement actions. PVR will be required to incur certain capital expenditures in the future for air pollution control equipment in connection with obtaining and maintaining operating permits and approvals for air emissions.

Hazardous Materials and Wastes.  PVR’s natural gas midstream operations could incur liability under CERCLA and comparable state laws resulting from the disposal or other release of hazardous substances or wastes originating from properties PVR owns or operates, regardless of whether such disposal or release occurred during or prior to PVR’s acquisition of such properties. See “— PVR Coal and Natural Resource Management Segment — Hazardous Materials and Wastes.” Although petroleum, including natural gas and NGLs are generally excluded from CERCLA’s definition of “hazardous substance,” PVR’s natural gas midstream operations do generate wastes in the course of ordinary operations that may fall within the definition of a CERCLA “hazardous substance,” or be subject to regulation under state laws.

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

Water Discharges.  PVR’s natural gas midstream operations are subject to the CWA. See “— PVR Coal and Natural Resource Management Segment — Clean Water Act.” Any unpermitted release of pollutants, including NGLs or condensates, from PVR’s systems or facilities could result in fines or penalties as well as significant remedial obligations.

OSHA.  PVR’s natural gas midstream operations are subject to OSHA. See “— PVR Coal and Natural Resource Management Segment — OSHA.”

Employees and Labor Relations

Neither we nor PVR have any employees. To carry out PVR’s operations, our affiliates employed 167 employees who directly supported PVR’s operations at December 31, 2009. Our general partner considers current employee relations to be favorable.

Available Information

Our internet address is http://www.pvgpholdings.com. We make available free of charge on or through our website our Corporate Governance Principles, Code of Business Conduct and Ethics, Executive and Financial Officer Code of Ethics and Audit Committee Charter, and we will provide copies of such documents to any unitholder who so requests. We also make available free of charge on or through our website our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. All references in this Annual Report on Form 10-K to the “NYSE” refer to the New York Stock Exchange, and all references to the “SEC” refer to the Securities and Exchange Commission.

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

Our earnings and cash flow consist exclusively of cash distributions from PVR. Consequently, a significant decline in PVR’s earnings or cash distributions would have a negative impact on us. The amount of cash that PVR will be able to distribute to its partners, including us, each quarter principally depends upon the amount of cash it can generate from its coal and natural resource management and natural gas midstream businesses. The amount of cash that PVR will generate will fluctuate from quarter to quarter based on, among other things:

•	the amount of coal its lessees are able to produce;
•	the price at which its lessees are able to sell the coal;
•	its lessees’ timely receipt of payment from their customers;
•	its timely receipt of payments from its lessees;
•	the amount of natural gas transported in its gathering systems;
•	the amount of throughput in its processing plants;
•	the price of and demand for natural gas;
•	the price of and demand for NGLs;
•	the relationship between natural gas and NGL prices;
•	the fees it charges and the margins it realizes for its natural gas midstream services; and
•	its hedging activities.

In addition, the actual amount of cash that PVR will have available for distribution will depend on other factors including:

•	the level of capital expenditures it makes;
•	the cost of acquisitions, if any;
•	its debt service requirements;
•	fluctuations in its working capital needs;
•	restrictions on distributions contained in its debt agreements;
•	prevailing economic conditions; and
•	the amount of cash reserves established by its general partner in its sole discretion for the proper conduct of its business.

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

Since PVR’s inception as a publicly traded partnership, it has grown principally by making acquisitions in both of its business segments and, to a lesser extent, by organic growth on its properties. Readily available access to debt and equity capital and credit availability have been and continue to be critical factors in PVR’s ability to grow. The current state of the global economy, and the consequential adverse effect on credit availability, may adversely impact PVR’s access to new capital and credit availability. Depending on the longevity and ultimate severity of this downturn, PVR’s ability to make acquisitions may be significantly adversely affected, as may PVR’s ability to make cash distributions to its unitholders and, in turn, would affect our ability to make cash distributions to our unitholders.

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

Furthermore, PVR’s debt agreement, which currently consists solely of its revolving credit facility, or PVR Revolver, contains covenants limiting its ability to incur indebtedness, grant liens, engage in transactions with affiliates and make distributions to us. The PVR Revolver also contains covenants requiring PVR not to exceed certain specified financial ratios. PVR is prohibited from making any distribution to its partners if such distribution would cause an event of default or otherwise violate a covenant under the PVR Revolver. Additionally, the PVR Revolver is secured by substantially all of PVR’s assets, and if PVR is unable to satisfy its obligations thereunder, the lenders could seek to foreclose on PVR’s assets. The lenders may also sell substantially all of PVR’s assets under such foreclosure or other realization upon those encumbrances without prior approval of PVR’s unitholders, which would adversely affect the price of PVR’s and our common units. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Long-Term Debt,” for more information about the PVR Revolver.

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

In addition, if Penn Virginia Resource GP, LLC is removed as general partner of PVR, we would face an increased risk of being deemed an investment company. See “— If in the future we cease to manage and control PVR, we may be deemed to be an investment company under the Investment Company Act of 1940.”

Our ability to sell our partner interests in PVR may be limited by securities law restrictions and liquidity constraints.

As of December 31, 2009, we owned 19,587,049 common units of PVR, all of which are unregistered and restricted securities within the meaning of Rule 144 under the Securities Act of 1933, or the Securities Act. Unless we were to register these units, we are limited to selling into the market in any three-month period an amount of PVR common units that does not exceed the greater of 1% of the total number of common units outstanding or the average weekly reported trading volume of the common units for the four calendar weeks prior to the sale. In addition, we face contractual limitations on our ability to sell our general partner interest and IDRs and the market for such interests is illiquid.

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

If Penn Virginia sells all or a part of its remaining partner interests in us, our strategic and operational objectives may change.

In September 2009, Penn Virginia sold approximately one-third of its limited partner interest in us, constituting approximately 26% of our common units. Following such sale, Penn Virginia owned the general partner interest in us and approximately 51% of our common units. Penn Virginia may sell all or part of its remaining partner interests in us without our consent or the consent of our unitholders.

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

Penn Virginia and its affiliates, own an approximately 51% limited partner interest in us and own and control our general partner. Conflicts of interest may arise between our general partner and its affiliates (including Penn Virginia), on the one hand, and us and our unitholders, on the other hand. As a result of these conflicts, our general partner may favor its own interests and the interests of its affiliates over the interests of our unitholders. These conflicts include, among others, the following situations:

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

If at any time more than 90% of our outstanding common units are owned by our general partner and its affiliates, our general partner will have the right, which it may assign in whole or in part to any of its affiliates or us, but not the obligation, to acquire all, but not less than all, of the remaining units held by unaffiliated persons at a price equal to the greater of (i) the average of the daily closing prices of the common units over the 20 trading days preceding the date three days before notice of exercise of the call right is first mailed and (ii) the highest price paid by our general partner or any of its affiliates for common units during the 90-day period preceding the date such notice is first mailed. As a result, our unitholders may be required to sell their common units at an undesirable time or price and may not receive any return on their investment. The tax consequences to a unitholder of the exercise of this call right are the same as a sale by that unitholder of his or her units in the market. Affiliates of our general partner currently own approximately 51% of our outstanding common units.

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

A substantial or extended decline in coal prices from recent levels could have a material adverse effect on PVR’s lessees’ operations (including mine closures) and on the quantities of coal that may be economically produced from its properties. In addition, because a majority of PVR’s coal royalties are derived from coal mined on PVR’s properties under leases containing royalty rates based on the higher of a fixed base price or a percentage of the gross sales price, PVR’s coal royalties revenues could be reduced by such a decline. Such a decline could also reduce PVR’s coal services revenues and the value of its coal reserves. Additionally, volatility in coal prices could make it difficult to estimate with precision the value of PVR’s coal reserves and any coal reserves that PVR may consider for acquisition. The future state of the global economy, including financial and credit markets, on coal production levels and prices is uncertain. Depending on the longevity and ultimate severity of this downturn, demand for coal may decline, which could adversely effect production and pricing for coal mined by PVR’s lessees, and, consequently, adversely effect the royalty income received by PVR.

PVR depends on a limited number of primary operators for a significant portion of its coal royalties revenues and the loss of or reduction in production from any of PVR’s major lessees would reduce its coal royalties revenues.

PVR depends on a limited number of primary operators for a significant portion of its coal royalties revenues. In the year ended December 31, 2009, five primary operators, each with multiple leases, accounted for 61% of PVR’s coal royalties revenues and 11% of our total consolidated revenues. If any of these operators enters bankruptcy or decides to cease operations or significantly reduces its production, PVR’s coal royalties revenues would be reduced.

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

Because PVR’s reserves decline as its lessees mine its coal, PVR’s future success and growth depends, in part, upon its ability to acquire additional coal reserves that are economically recoverable. The current state of the global economy, including financial markets, and the consequential adverse effect on credit availability, is adversely impacting PVR’s access to new capital and credit availability. Depending on the longevity and ultimate severity of this downturn, PVR’s ability to make acquisitions may be significantly adversely affected. If PVR is unable to negotiate purchase contracts to replace or increase its coal reserves on acceptable terms, PVR’s coal royalties revenues will decline as its coal reserves are depleted and PVR could, therefore, experience a material adverse effect on its business, results of operations or financial condition. If PVR is able to acquire additional coal reserves, there is a possibility that any acquisition could be dilutive to earnings and reduce its ability to make distributions to unitholders, including us, or to pay interest on, or the principal of, its debt obligations. Any debt PVR incurs to finance an acquisition may similarly affect its ability to make distributions to unitholders, including us, or to pay interest on, or the principal of, its debt obligations. PVR’s ability to make acquisitions in the future also could be limited by restrictions under its existing or future debt agreements, competition from other coal companies for attractive properties or the lack of suitable acquisition candidates.

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

One of PVR’s lessees has one mine operated by unionized employees. This mine was PVR’s third largest mine on the basis of coal production for the year ended December 31, 2009. All of PVR’s lessees could become increasingly unionized in the future. If some or all of PVR’s lessees’ non-unionized operations were to become unionized, it could adversely affect their productivity and increase the risk of work stoppages. In addition, PVR’s lessees’ operations may be adversely affected by work stoppages at unionized companies, particularly if union workers were to orchestrate boycotts against its lessees’ operations. Any further unionization of PVR’s lessees’ employees could adversely affect the stability of production from its coal reserves and reduce its coal royalties revenues.

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

According to the U.S. Department of Energy, domestic electric power generation accounted for approximately 89% of domestic coal consumption in 2008. The amount of coal consumed for domestic electric power generation is affected primarily by the overall demand for electricity, the price and availability of competing fuels for power plants such as nuclear, natural gas, fuel oil and hydroelectric power and environmental and other governmental regulations. PVR believes that most new power plants will be built to produce electricity during peak periods of demand. Many of these new power plants will likely be fired by natural gas because of lower construction costs compared to coal-fired plants and because natural gas is a cleaner burning fuel. The increasingly stringent requirements of the CAA may result in more electric power generators shifting from coal to natural gas-fired power plants. See Item 1, “Business — Government Regulation and Environmental Matters — PVR Coal and Natural Resource Management Segment — Air Emissions.”

Extensive environmental laws and regulations affecting electric power generators could have corresponding effects on the ability of PVR’s lessees to sell the coal they produce and thereby reduce PVR’s coal royalties revenues.

Federal, state and local laws and regulations extensively regulate the amount of sulfur dioxide, particulate matter, nitrogen oxides, mercury and other compounds emitted into the air from electric power plants, which are the ultimate consumers of the coal PVR’s lessees produce. These laws and regulations can require significant emission control expenditures for many coal-fired power plants, and various new and proposed laws and regulations may require further emission reductions and associated emission control expenditures. As a result of these current and proposed laws, regulations and trends, electricity generators may elect to switch to other fuels that generate less of these emissions, possibly further reducing demand for the coal that PVR’s lessees produce and thereby reducing its coal royalties revenues. See Item 1, “Business — Government Regulation and Environmental Matters — PVR Coal and Natural Resource Management Segment — Air Emissions.”

Concerns about the environmental impacts of fossil-fuel emissions, including perceived impacts on global climate change, are resulting in increased regulation of emissions of greenhouse gases in many jurisdictions and increased interest in and the likelihood of further regulation, which could significantly affect PVR’s coal royalties revenues.

Global climate change continues to attract considerable public and scientific attention. Several widely publicized scientific reports have engendered widespread concern about the impacts of human activity, especially fossil fuel combustion, on global climate change. Legislative attention in the United States is being paid to global climate change and to reducing greenhouse gas emissions, particularly from coal combustion by power plants. Such legislation was introduced in Congress in the last several years to reduce greenhouse gas emissions in the United States and further proposals or amendments are likely to be offered in the future. In anticipation of EPA’s endangerment finding regarding greenhouse gas emissions (which was finalized in December 2009), the agency proposed two sets of rules regarding possible future regulation of greenhouse gas emissions under the CAA. While the first proposes to regulate greenhouse gas emissions from motor vehicles, the other targets greenhouse gas emissions from large stationary sources such as power plants or industrial facilities. Several states have also either passed legislation or announced initiatives focused on decreasing or stabilizing carbon dioxide emissions associated with the combustion of fossil fuels, and many of these measures have focused on emissions from coal-fired power plants. See Item 1, “Business — Governmental Regulation and Environmental Matters — PVR Coal and Natural Resource Management Segment — Air Emissions.” Enactment of laws, passage of regulations regarding greenhouse gas emissions by the United

States or some of its states, or other actions to limit carbon dioxide emissions could result in electric generators switching from coal to other fuel sources. This may adversely affect the use of and demand for fossil fuels, particularly coal.

Delays in PVR’s lessees obtaining mining permits and approvals, or the inability to obtain required permits and approvals, could have an adverse effect on PVR’s coal royalties revenues.

Mine operators, including PVR’s lessees, must obtain numerous permits and approvals that impose strict conditions and obligations relating to various environmental and safety matters in connection with coal mining. The permitting rules are complex and can change over time. The public has the right to comment on many permit applications and otherwise participate in the permitting process, including through court intervention. Accordingly, permits required by PVR’s lessees to conduct operations may not be issued, maintained or renewed, may not be issued or renewed in a timely fashion, or may involve requirements that restrict PVR’s lessees’ ability to economically conduct their mining operations. Limitations on PVR’s lessees’ ability to conduct their mining operations due to the inability to obtain or renew necessary permits, or due to uncertainty, litigation or delays associated with the eventual issuance of these permits, could have an adverse effect on its coal royalties revenues. See Item 1, “Business — Government Regulation and Environmental Matters — PVR Coal and Natural Resource Management Segment — Mining Permits and Approvals.”

Uncertainty over the precise parameters of the CWA’s regulatory scope and a recent federal district court decision may adversely impact PVR’s coal lessees’ ability to secure the necessary permits for their valley fill surface mining activities.

To dispose of mining overburden generated from surface mining activities, PVR’s lessees often need to obtain government approvals, including CWA Section 404 permits to construct valley fills and sediment control ponds. Ongoing uncertainty over which waters are subject to the CWA may adversely impact PVR’s lessees’ ability to secure these necessary permits. In addition, a 2007 decision by a U.S. District Court in West Virginia invalidated a permit issued to one of PVR’s lessees for the Republic No. 2 Mine and enjoined PVR’s lessee, Alex Energy, Inc., from taking any further actions under this permit. This ruling was appealed and the appellate court reversed and vacated the district court’s order. It is unclear if this ruling will be appealed or if the permits will be challenged on other grounds. Uncertainty over the correct legal standard for issuing Section 404 permits may lead to rulings invalidating other permits, additional challenges to various permits and additional delays and costs in applying for and obtaining new permits that could ultimately have an adverse effect on PVR’s coal royalties revenues. See Item 1, “Business — Government Regulation and Environmental Matters — PVR Coal and Natural Resource Management Segment — Clean Water Act,” for more information about the litigation described above.

PVR’s lessees’ mining operations are subject to extensive and costly laws and regulations, which could increase operating costs and limit its lessees’ ability to produce coal, which could have an adverse effect on PVR’s coal royalties revenues.

PVR’s lessees are subject to numerous and detailed federal, state and local laws and regulations affecting coal mining operations, including laws and regulations pertaining to employee health and safety, permitting and licensing requirements, air quality standards, water pollution, plant and wildlife protection, reclamation and restoration of mining properties after mining is completed, the discharge of materials into the environment, surface subsidence from underground mining and the effects that mining has on groundwater quality and availability. Numerous governmental permits and approvals are required for mining operations. PVR’s lessees are required to prepare and present to federal, state or local authorities data pertaining to the effect or impact that any proposed exploration for or production of coal may have upon the environment. The costs, liabilities and requirements associated with these regulations may be significant and time-consuming and may delay commencement or continuation of exploration or production operations. The possibility exists that new laws or regulations (or judicial interpretations of existing laws and regulations) may be adopted in the future that could materially affect PVR’s lessees’ mining operations, either through direct impacts such as new requirements impacting its lessees’ existing mining operations, or indirect impacts such as new laws and regulations that discourage or limit coal consumers’ use of coal. Any of these direct or indirect impacts could have an adverse effect on PVR’s coal royalties revenues. See Item 1, “Business — Government Regulation and Environmental Matters — PVR Coal and Natural Resource Management Segment.”

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

PVR is subject to significant risks due to fluctuations in natural gas commodity prices. During 2009, PVR generated a majority of its gross margin from two types of contractual arrangements under which its margin is exposed to increases and decreases in the price of natural gas and NGLs — gas purchase/keep-whole and percentage-of-proceeds arrangements. See Item 1, “Business — PVR’s Contracts — PVR Natural Gas Midstream Segment.”

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

In the past, the prices of natural gas and NGLs have been extremely volatile, and PVR expects this volatility to continue. The markets and prices for residue gas and NGLs depend upon factors beyond PVR’s control. These factors include demand for oil, natural gas and NGLs, which fluctuates with changes in market and economic conditions, and other factors, including:

•	the state of the global economy, including financial and credit markets, on worldwide demand for oil and domestic demand for natural gas and NGLs;
•	the impact of weather on the demand for oil and natural gas;
•	the level of domestic oil and natural gas production;
•	the availability of imported oil and natural gas;
•	actions taken by foreign oil and gas producing nations;
•	the availability of local, intrastate and interstate transportation systems;
•	the availability and marketing of competitive fuels;
•	the impact of energy conservation efforts; and
•	the extent of governmental regulation and taxation.

Acquisitions and expansions may affect PVR’s business by substantially increasing the level of its indebtedness and contingent liabilities and increasing the risks of being unable to effectively integrate these new operations.

From time to time, PVR evaluates and acquires assets and businesses that it believes complement its existing operations. Readily available access to debt and equity capital and credit availability has been and continues to be critical factors in PVR’s ability to grow. The current state of the global economy, including financial markets, and the consequential adverse effect on credit availability, is adversely impacting PVR’s access to new capital and credit availability. Depending on the longevity and ultimate severity of this downturn, PVR’s ability to make acquisitions may be significantly adversely affected. In the event PVR completes acquisitions, PVR may encounter difficulties integrating these acquisitions with its existing businesses without a loss of employees or customers, a loss of revenues, an increase in operating or other costs or other difficulties. In addition, PVR may not be able to realize the operating efficiencies, competitive advantages, cost savings or other benefits expected from these acquisitions. Future acquisitions might not generate increases in PVR’s cash distributions to its unitholders, and because of the capital used to complete such acquisitions, or the debt incurred, PVR’s and our results of operations may change significantly.

Expanding PVR’s natural gas midstream business by constructing new gathering systems, pipelines and processing facilities subjects PVR to construction risks.

One of the ways PVR may grow its natural gas midstream business is through the construction of additions to existing gathering, compression and processing systems. The construction of a new gathering system or pipeline, the expansion of an existing pipeline through the addition of new pipe or compression and the construction of new processing facilities involve numerous regulatory, environmental, political and legal uncertainties beyond PVR’s control and require the expenditure of significant amounts of capital. PVR’s access to such capital is currently adversely impacted by the state of the global economy, including financial and credit markets. If PVR does undertake these projects, they may not be completed on schedule, or at all, or at the anticipated cost. Moreover, PVR’s revenues may not increase immediately upon the expenditure of funds on a particular project. For example, the construction of gathering facilities requires the expenditure of significant amounts of capital, which may exceed PVR’s estimates. Generally, PVR may have only limited natural gas supplies committed to these facilities prior to their construction. Moreover, PVR may construct facilities to capture anticipated future growth in production in a region in which anticipated production growth does not materialize. As a result, there is the risk that new facilities may not be able to attract enough natural gas to achieve PVR’s expected investment return, which could have a material adverse effect on PVR’s business, results of operations or financial condition.

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

PVR is subject to risk of loss resulting from nonpayment or nonperformance by its natural gas midstream customers. PVR depends on a limited number of customers for a significant portion of its natural gas midstream revenues. In 2009, 21%, 15% and 10% of PVR’s natural gas midstream segment revenues and 17%, 11% and 8% of our total consolidated revenues resulted from three of PVR’s natural gas midstream customers, Conoco, Inc., Tenaska Marketing Ventures and ONEOK Energy Marketing. Any nonpayment or nonperformance by PVR’s natural gas midstream customers would reduce its cash flows.

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

PVR owns and operates an 11-mile interstate natural gas pipeline that, pursuant to the NGA, is subject to the jurisdiction of the FERC. The FERC has granted PVR waivers of various requirements otherwise applicable to conventional FERC-jurisdictional pipelines, including the obligation to file a tariff governing rates, terms and conditions of open access transportation service. The FERC has determined that PVR will have to comply with the filing requirements if the PVR natural gas midstream segment ever desires to apply for blanket transportation authority to transport third-party gas on the 11-mile pipeline. The FERC may revoke these waivers at any time.

PVR’s natural gas gathering facilities generally are exempt from the FERC’s jurisdiction under the NGA, but the FERC regulation nevertheless could change and significantly affect PVR’s gathering business and the market for its services. For a more detailed discussion of how regulatory measures affect PVR’s natural gas gathering business, see Item 1, “Business — Government Regulation and Environmental Matters — PVR Natural Gas Midstream Segment.”

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

There is inherent risk of the incurrence of environmental costs and liabilities in PVR’s natural gas midstream business due to its handling of natural gas and other petroleum products, air emissions related to its natural gas midstream operations, historical industry operations, waste disposal practices and the use by the prior owners of its natural gas midstream business of natural gas flow meters containing mercury. For example, an accidental release from one of PVR’s pipelines or processing facilities could subject it to substantial liabilities arising from environmental cleanup, restoration costs and natural resource damages, claims made by neighboring landowners and other third parties for personal injury and property damage, and fines or penalties for related violations of environmental laws or regulations. Moreover, the possibility exists that stricter laws, regulations or enforcement policies could significantly increase PVR’s compliance costs and the cost of any remediation that may become necessary. PVR may incur material environmental costs and liabilities. Insurance may not provide sufficient coverage in the event an environmental claim is made. See Item 1, “Business — Government Regulation and Environmental Matters — PVR Natural Gas Midstream Segment.”

The PVR natural gas midstream segment may record impairment losses on its long-lived assets.

The PVR natural gas midstream segment has completed a number of acquisitions in recent years, including the North Texas System (Lone Star Gathering, L.P., or Lone Star). See Note 5 to the Consolidated Financial Statements for a description of the PVR natural gas midstream segment’s material acquisitions. In conjunction with our accounting for these acquisitions, it was necessary for us to estimate the values of the assets acquired and liabilities assumed, which involved the use of various assumptions. The most significant assumptions, and the ones requiring the most judgment, involve the estimated fair values of property, plant and equipment, and the resulting amount of goodwill, if any. Unforeseen changes in operations, the business environment or market conditions could substantially alter management’s assumptions and could result in lower estimates of values of acquired assets or of future cash flows. This could result in impairment charges being recorded in our Consolidated Statements of Income.

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

If PVR were treated as a corporation for federal income tax purposes, it would pay federal income tax on its taxable income at the corporate tax rate, which is currently a maximum of 35%. Distributions to us would generally be taxed again as corporate distributions, and no income, gains, losses, deductions or credits would flow through to us. As a result, there would be a material reduction in our anticipated cash flow and distributions to unitholders, including us, likely causing a substantial reduction in the value of PVR units.

If we were treated as a corporation for federal income tax purposes, we would pay federal income tax on our taxable income at the corporate tax rate. Distributions to our unitholders would generally be taxed again as corporate distributions, and no income, gains, losses, deductions or credits would flow through to our unitholders. As a result, there would be a material reduction in our anticipated cash flow and distributions to unitholders, likely causing a substantial reduction in the value of our common units.

The tax treatment of publicly traded partnerships or an investment in our common units could be subject to potential legislative, judicial or administrative changes and differing interpretations, possibly on a retroactive basis.

Current law may change so as to cause us or PVR to be treated as a corporation for federal income tax purposes or otherwise subjecting us or PVR to entity-level taxation. Specifically, the present federal income tax treatment of publicly traded partnerships, including us, or an investment in our common units may be modified by administrative, legislative or judicial interpretation at any time. For example, at the federal level, legislation has been proposed that would eliminate partnership tax treatment for certain publicly traded partnerships and recharacterize certain types of income received from partnerships. Any modification to the federal income tax laws and interpretations thereof may or may not be applied retroactively. We are unable to predict whether any of these changes, or other proposals, will ultimately be enacted. Any such changes could negatively impact the value of an investment in our common units.

At the state level, because of widespread state budget deficits and other reasons, several states are evaluating ways to subject partnerships to entity-level taxation through the imposition of state income, franchise or other forms of taxation. For example, PVR is subject to an entity-level tax on the portion of our income that is generated in Texas. Specifically, the Texas margin tax is imposed at a maximum effective rate of 0.7% of PVR’s gross income apportioned to Texas in the prior year. Imposition of such a tax on us or PVR by Texas and other states will reduce the cash available for distribution to our unitholders. Our partnership agreement provides that if a law is enacted or existing law is modified or interpreted in a manner that subjects us to taxation as a corporation or otherwise subjects us to entity-level taxation for federal, state or local income tax purposes, then the minimum quarterly distribution amount and the target distribution amounts will be adjusted to reflect the impact of that law on us.

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

We prorate our items of income, gain, loss and deduction between transferors and transferees of our common units each month based upon the ownership of our common units on the first day of each month, instead of on the basis of the date a particular common unit is transferred. The use of this proration method may not be permitted under existing Treasury Regulations, and if the IRS were to challenge this method, we may be required to change the allocation of items of income, gain, loss and deduction among our unitholders. Recently, however, the Department of the Treasury and the IRS issued proposed Treasury Regulations that provide a safe harbor pursuant to which a publicly traded partnership may use a similar monthly simplifying convention to allocate tax items among transferor and transferee unitholders. Although existing publicly traded partnerships are entitled to rely on these proposed Treasury Regulations, they are not binding on the IRS and are subject to change until final Treasury Regulations are issued.

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

We will be considered to have technically terminated for federal income tax purposes if there is a sale or exchange of 50% or more of the total interests in our capital and profits within a twelve-month period. A sale or exchange would occur, for example, if we sold our business or merged with another company, or if any of our unitholders, including Penn Virginia or any of its affiliates, sold or transferred their partner interests in us. While we would continue our existence as a Delaware limited partnership, our technical termination would, among other things, result in the closing of our taxable year for all unitholders, which would result in us filing two tax returns (and our unitholders could receive two Schedules K-1) for one fiscal year and could result in a deferral of depreciation deductions allowable in computing our taxable income. In the case of a unitholder reporting on a taxable year other than a fiscal year ending December 31, the closing of our taxable year may also result in more than twelve months of our taxable income or loss being includable in his taxable income for the year of termination. A technical termination would not effect our classification as a partnership for federal income tax purposes, but instead, we would be treated as a new partnership for tax purposes. If treated as a new partnership, we must make new tax elections and could be subject to penalties if we are unable to determine that a technical termination occurred. The IRS has recently announced a relief procedure whereby if a publicly traded partnership that has technically terminated requests publicly traded partnership technical termination relief and the IRS grants such relief, among other things, the partnership will only have to provide one Schedule K-1 to unitholders for the year notwithstanding two partnership tax years.

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

In addition to federal income taxes, our unitholders will likely be subject to other taxes, including state and local taxes, unincorporated business taxes and estate, inheritance or intangible taxes that are imposed by the various jurisdictions in which we or PVR conduct business or own property now or in the future, even if those unitholders do not reside in any of those jurisdictions. Our unitholders will likely be required to file state and local income tax returns and pay state and local income taxes in some or all of these jurisdictions. Further, our unitholders may be subject to penalties for failure to comply with those requirements. It is the responsibility of our unitholders to file all U.S. federal, state and local tax returns that may be required of each of them.

Item 1B Unresolved Staff Comments

We have received no written SEC staff comments regarding our periodic or current reports under the Exchange Act which were issued 180 days or more preceding the end of our 2009 fiscal year that remain unresolved.

Item 2 Properties

Title to Properties Owned or Controlled by PVR

The following map shows the general locations of PVR’s coal reserves and related infrastructure investments and PVR’s natural gas gathering and processing systems as of December 31, 2009:

PVR believes that it has satisfactory title to all of its properties and the associated coal reserves in accordance with standards generally accepted in the coal and natural resource management and natural gas midstream industries.

Facilities

PVR currently leases its office space in Radnor, Pennsylvania, Dallas and Houston, Texas as well as Kingsport, Tennessee. PVR owns the field office in Charleston, West Virginia. PVR believes that its properties are adequate for its current needs.

Coal Reserves and Production

As of December 31, 2009, PVR owned or controlled approximately 829 million tons of proven and probable coal reserves located on approximately 497,000 acres (including fee and leased acreage) in Illinois, Kentucky, New Mexico, Virginia and West Virginia. PVR’s coal reserves are in various surface and underground mine seams located on the following properties:

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

Coal reserve estimates are adjusted annually for production, unmineable areas, acquisitions and sales of coal in place. The majority of PVR’s coal reserves are high in energy content, low in sulfur and suitable for either the steam or to a lesser extent metallurgical market.

The amount of coal that a lessee can profitably mine at any given time is subject to several factors and may be substantially different from “proven and probable coal reserves.” Included among the factors that influence profitability are the existing market price, coal quality and operating costs.

PVR’s lessees mine coal using both underground and surface methods. As of December 31, 2009, PVR’s lessees operated 34 surface mines and 41 underground mines. Approximately 52% of the coal produced from PVR’s properties in 2009 came from underground mines and 48% came from surface mines. Most of PVR’s lessees use the continuous mining method in all of their underground mines located on PVR’s properties. In continuous mining, main airways and transportation entries are developed and remote-controlled continuous miners extract coal from “rooms,” leaving “pillars” to support the roof. Shuttle cars transport coal to a conveyor belt for transportation to the surface. In several underground mines, PVR’s lessees use two continuous miners running at the same time, also known as a supersection, to improve productivity and reduce unit costs.

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

The following table shows PVR’s most important coal producing seams by property at December 31, 2009:

Area	Property	State	Producing Mine Types	Seam Name	Height Range (ft.)
Central Appalachia	Wise	VA, KY	Surface, Underground	Parsons	1.00 – 6.00
				Phillips	1.50 – 6.00
				Low Splint	1.00 – 5.50
				Taggart/Marker	1.50 – 9.00
				U. Wilson	1.50 – 5.50
				Kelly/Imboden	1.00 – 7.50
	Buchanan	VA	Underground	Hagy	2.50 – 3.50
	Wayland	KY		U. Elkhorn No. 2	2.33 – 4.00
	Coal River, Fields Creek	WV	Surface, Underground	Coalburg	1.00 – 11.00
				Winifrede	1.00 – 6.50
				Cedar Grove	1.00 – 5.50
				No. 2 Gas	1.50 – 8.00
	Alloy	WV	Underground	Powellton	2.50 – 4.50
	Coal River, Cabin Creek	WV	Surface	Coalburg	1.00 – 5.00
				Buffalo Creek	1.00 – 5.50
				Winifrede	1.00 – 10.00
	Coal River, West Coal River	WV	Surface, Underground	Stockton	4.00 – 12.00
				No. 2 Gas	2.50 – 4.00
	Huff Creek/Toney Fork	WV	Surface	Coalburg	5.00 – 16.00
			Underground	Chilton	3.00 – 4.00
			Underground	U. Alma	3.00 – 4.00
	Powell Mountain	VA, KY	Surface, Underground	Splint Seams	2.00 – 2.75
			Underground	Darby	2.50 – 3.00
Northern Appalachia	Federal No 2	WV	Underground	Pittsburgh	6.50 – 9.50
	Upshur		Surface	Pittsburgh	3.00 – 6.50
Illinois Basin	Green River	KY	Surface, Underground	KY No. 9	3.00 – 5.00
	Allied	KY	Underground	KY No. 9	3.00 – 5.00
San Juan Basin	Lee Ranch	NM	Surface	Cleary Seams	8.00 – 16.00

The following tables set forth production data for the periods presented and reserve information with respect to each of PVR’s properties for the period presented (tons in millions):

	Production for Year Ended December 31,
Property	2009	2008	2007
Central Appalachia	18.3	19.6	18.8
Northern Appalachia	3.8	3.6	4.2
Illinois Basin	4.7	4.6	3.8
San Juan Basin	7.5	5.9	5.7
Total	34.3	33.7	32.5

	Proven and Probable Reserves as of December 31, 2009
Property	Underground	Surface	Total	Steam	Metallurgical	Total
Central Appalachia	443.6	160.3	603.9	514.7	89.2	603.9
Northern Appalachia	23.4	—	23.4	23.4	—	23.4
Illinois Basin	154.2	9.7	163.9	163.9	—	163.9
San Juan Basin	—	37.4	37.4	37.4	—	37.4
Total	621.2	207.4	828.6	739.4	89.2	828.6

Of the approximately 829 million tons of proven and probable coal reserves to which PVR had rights as of December 31, 2009, PVR owned the mineral interests and the related surface rights to 454.2 million tons, or 53%, and PVR owned only the mineral interests to 189.6 million tons, or 24%. PVR leased the mineral rights to the remaining 184.8 million tons, or 23%, from unaffiliated third parties and, in turn, subleased these reserves to PVR’s lessees. For the reserves PVR leases from third parties, PVR pays royalties to the owner based on the amount of coal produced from the leased reserves. Additionally, in some instances, PVR purchases surface rights or otherwise compensates surface right owners for mining activities on their properties. In 2009, PVR’s aggregate expenses to third-party surface and mineral owners were $5.8 million.

The following table sets forth the coal reserves PVR owned and leased with respect to each of its coal properties as of December 31, 2009 (tons in millions):

Property	Owned	Leased	Total Controlled
Central Appalachia	452.9	151.0	603.9
Northern Appalachia	23.4	—	23.4
Illinois Basin	133.9	30.0	163.9
San Juan Basin	33.6	3.8	37.4
Total	643.8	184.8	828.6

The following table sets forth PVR’s coal reserve activity for the periods presented and ended (tons in millions):

	2009	2008	2007
Reserves – beginning of year	826.8	818.4	765.4
Purchase of coal reserves	2.4	34.6	60.0
Tons mined by lessees	(34.3)	(33.7)	(32.5)
Revisions of estimates and other	33.7	7.5	25.5
Reserves – end of year	828.6	826.8	818.4

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

PVR classifies low sulfur coal as coal with a sulfur content of less than 1.0%, medium sulfur coal as coal with a sulfur content between 1.0% and 1.5% and high sulfur coal as coal with a sulfur content of greater than 1.5%. Compliance coal is that portion of low sulfur coal that meets compliance standards for the CAA. As of December 31, 2009, approximately 25% of PVR’s reserves met compliance standards for the CAA and 37% were low sulfur. The following table sets forth PVR’s estimate of the sulfur content and the typical clean coal quality of its recoverable coal reserves for the period presented (tons in millions):

		Sulfur Content					Typical Clean Coal Quality
		Reserves as of December 31, 2009					Heat Content
Property	Compliance(1)	Low Sulfur(2)	Medium Sulfur	High Sulfur	Sulfur Unclassified	Total	BTU per Pound(3)	Sulfur (%)	Ash (%)
Central Appalachia	203.1	283.0	205.4	106.9	8.6	603.9	14,041	1.04	6.50
Northern Appalachia	—	—	—	23.4	—	23.4	12,900	2.58	8.80
Illinois Basin	—	—	—	163.9	—	163.9	11,034	2.39	8.32
San Juan Basin	—	22.1	11.5	3.8	—	37.4	9,200	0.89	17.80
Total	203.1	305.1	216.9	298.0	8.6	828.6

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
(2)	Includes compliance coal.
(3)	As-received BTU per pound includes the weight of moisture in the coal on an as sold basis.

The following table shows the proven and probable coal reserves PVR leased to mine operators by property for the period presented (tons in millions):

	Proven and Probable Reserves As of December 31, 2009
Property	Total Controlled	Leased to Operators	Percentage Leased
Central Appalachia	603.9	540.2	89%
Northern Appalachia	23.4	23.0	98%
Illinois Basin	163.9	111.5	68%
San Juan Basin	37.4	37.4	100%
Total	828.6	712.1	86%

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

Timber and Oil and Gas Royalty Interests

PVR owns approximately 243,000 acres of forestland in Kentucky, Virginia and West Virginia. The majority of PVR’s forestland is located on properties that also contain its coal reserves.

PVR owns royalty interests in approximately 7.2 Bcfe of proved oil and gas reserves located in Kentucky, Virginia and West Virginia. Approximately 86% of PVR’s oil and gas royalty interests in these reserves are associated with properties acquired from Penn Virginia in 2007.

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

PVR owned six natural gas processing facilities having 400 MMcfd of total capacity as of December 31, 2009. PVR’s natural gas midstream operations currently include four natural gas gathering and processing systems and two stand-alone natural gas gathering systems, including: (i) the Panhandle gathering and processing facilities in the Texas/Oklahoma panhandle area; (ii) the Crossroads gathering and processing facilities in East Texas; (iii) the Crescent gathering and processing facilities in central Oklahoma; (iv) the Arkoma gathering system in eastern Oklahoma; (v) the North Texas gathering and pipeline facilities in the Fort Worth Basin; and (vi) the Hamlin gathering and processing facilities in west-central Texas. These assets included approximately 4,118 miles of natural gas gathering pipelines as of December 31, 2009. In addition, PVR owns a 25% member interest in Thunder Creek, a joint venture that gathers and transports coalbed methane in Wyoming’s Powder River Basin.

Panhandle System

General. The Panhandle System is a natural gas gathering system stretching over ten counties in the Anadarko Basin of the panhandle of Texas and Oklahoma. The system consists of approximately 1,681 miles of natural gas gathering pipelines, ranging in size from two to 16 inches in diameter, and the Beaver,

Spearman and Sweetwater natural gas processing plants. Included in the system is an 11-mile, 10-inch diameter, FERC-jurisdictional residue line.

In July 2009, PVR completed an acquisition of a natural gas processing and residue pipeline facilities in western Oklahoma for approximately $22.6 million in cash. The acquired assets included a 60 MMcfd gas processing plant located near Sweetwater, Oklahoma (the “Sweetwater” plant). Additionally, PVR completed a 40 MMcfd processing plant expansion in its Spearman complex that was put into service on July 31, 2009. The acquired and expanded processing facilities increased PVR’s processing capacity in the Panhandle System to 260 MMcfd. The increased processing capacity has allowed PVR to process gas volumes that were being bypassed due to processing capacity constraints in the Panhandle System and has alleviated pipeline pressure-related volume constraints in the eastern portion of the Panhandle System.

The Panhandle System is comprised of a number of major gathering systems and 26 related compressor stations that gather natural gas, directly or indirectly, to the Beaver, Spearman and Sweetwater plants. These include the Beaver, Perryton, Spearman, Wolf Creek/Kiowa Creek and Ellis systems. These gathering systems are located in Beaver, Ellis, Harper and Roger Mills Counties in Oklahoma and Hansford, Hemphill, Hutchinson, Lipscomb, Ochiltree and Roberts Counties in Texas.

The Beaver plant has 100 MMcfd of inlet gas capacity. The plant is capable of operating in high ethane recovery mode or in ethane rejection mode and has instrumentation allowing for unattended operation of up to 16 hours per day.

The Spearman plant has 100 MMcfd of inlet capacity. The plant is capable of operating in high ethane recovery mode or in ethane rejection mode and has instrumentation allowing for unattended operation of up to 16 hours per day.

The Sweetwater plant is capable of operating in high ethane recovery mode or in ethane rejection mode and has instrumentation allowing for unattended operation of up to 16 hours per day.

In conjunction with the acquisition of the Sweetwater plant, two new gas compressor stations were installed; one is located on the east end of the North Canadian pipeline and the other on the east end of the Hemphill pipeline.

Natural Gas Supply and Markets for Sale of Natural Gas and NGLs.  The supply in the Panhandle System comes from approximately 203 producers pursuant to 332 contracts. The residue gas from the Beaver plant can be delivered into the Northern Natural Gas, Southern Star Central Gas or ANR Pipeline Company pipelines for sale or transportation to market. The NGLs produced at the Beaver plant are delivered into ONEOK Hydrocarbon’s pipeline system for transportation to and fractionation at ONEOK’s Conway fractionator.

The residue gas from the Spearman plant is delivered into Northern Natural Gas pipelines for sale or transportation to market. The NGLs produced at the Spearman plant are delivered into MAPCO’s (Mid-America Pipeline Company) pipeline system. MAPCO’s pipeline system has the flexibility of delivering the NGLs to either Mont Belvieu or Conway for fractionation.

The residue gas from the Sweetwater plant is delivered into Northern Natural Gas pipelines for sale or transportation to market. The NGLs produced at the Sweetwater plant are delivered into ONEOK Hydrocarbon’s pipeline system for transportation to and fractionation at ONEOK’s Conway fractionator.

Crossroads System

General.  The Crossroads System is a natural gas gathering system located in the southeast portion of Harrison County, Texas. The Crossroads System consists of approximately eight miles of natural gas gathering pipelines, ranging in size from eight to twelve inches in diameter, and the Crossroads plant. The Crossroads System also includes approximately 20 miles of six-inch NGL pipeline that transport the NGLs produced at the Crossroads plant to the Panola Pipeline.

The Crossroads plant has 80 MMcfd of inlet capacity. The plant is capable of operating in high ethane recovery mode or in ethane rejection mode and has instrumentation allowing for unattended operation of up to 16 hours per day.

Natural Gas Supply and Markets for Sale of Natural Gas and NGLs.  The natural gas on the Crossroads System originates from the Bethany Field from where PVR has contracted with five producers. The Crossroads System delivers the residue gas from the Crossroads plant into the CenterPoint Energy pipeline for sale or transportation to market. The NGLs produced at the Crossroads plant are delivered into the Panola Pipeline for transportation to Mont Belvieu, Texas for fractionation.

Crescent System

General.  The Crescent System is a natural gas gathering system stretching over seven counties within central Oklahoma’s Sooner Trend. The system consists of approximately 1,701 miles of natural gas gathering pipelines, ranging in size from two to 10 inches in diameter, and the Crescent natural gas processing plant located in Logan County, Oklahoma. Fifteen compressor stations are operating across the Crescent System.

The Crescent plant is a NGL recovery plant with current capacity of approximately 40 MMcfd. The Crescent facility also includes a gas engine-driven generator which is routinely operated, making the plant self-sufficient with respect to electric power. The cost of fuel (residue gas) for the generator is borne by the producers under the terms of their respective gas contracts.

Natural Gas Supply and Markets for Sale of Natural Gas and NGLs.  The gas supply on the Crescent System is primarily gas associated with the production of oil or “casinghead gas” from the mature Sooner Trend. Wells in this region producing casinghead gas are generally characterized as low volume, long-lived producers of gas with large quantities of NGLs. The supply in the Crescent System comes from approximately 256 producers pursuant to 411 contracts. The Crescent plant’s connection to the Enogex and ONEOK Gas Transportation pipelines for residue gas and the ONEOK Hydrocarbon pipeline for NGLs gives the Crescent System access to a variety of market outlets.

Hamlin System

General.  The Hamlin System is a natural gas gathering system stretching over eight counties in West Central Texas. The system consists of approximately 516 miles of natural gas gathering pipelines, ranging in size from two to 12 inches in diameter and with current capacity of approximately 20 MMcfd, and the Hamlin natural gas processing plant located in Fisher County, Texas. Eight compressor stations are operating across the system.

Natural Gas Supply and Markets for Sale of Natural Gas and NGLs.  The gas on the Hamlin System is primarily gas associated with the production of oil or “casinghead gas.” The supply on the Hamlin System comes from approximately 143 producers pursuant to 114 contracts. The Hamlin System delivers the residue gas from the Hamlin plant into the Enbridge or Atmos pipelines. The NGLs produced at the Hamlin plant are delivered into TEPPCO’s pipeline system.

North Texas System

General.  The North Texas assets are located in the southern portion of the Fort Worth Basin of North Texas and include approximately 134 miles of gas gathering pipelines and approximately 240,000 acres dedicated by active producers. This expands the geographic scope of the natural gas midstream segment into the Barnett Shale play in the Fort Worth Basin.

Natural Gas Supply.  The gathering and transportation infrastructure captures current and expected volumes in Johnson, Hill, Bosque, Somervell, Hamilton and Erath counties. Since the acquisition, PVR has averaged 18 MMcfd in gathered volumes during 2009.

Item 3 Legal Proceedings

We are not currently a party to any litigation. Although PVR may, from time to time, be involved in litigation and claims arising out of its operations in the normal course of business, PVR is not currently a party to any material legal proceedings. In addition, PVR is not aware of any material legal or governmental proceedings against it, or contemplated to be brought against it, under the various environmental protection statutes to which it is subject. See Item 1, “Business — Government Regulation and Environmental Matters,” for a more detailed discussion of PVR’s material environmental obligations.

Item 4 Reserved

Part II

Item 5 Market for the Registrant’s Common Equity, Related Unitholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common units are traded on the NYSE under the symbol “PVG.” The high and low sales prices (composite transactions) and distributions declared related to each fiscal quarter in 2009 and 2008 were as follows:

Quarter Ended	High	Low	Cash Distribution Declared
December 31, 2009	$17.40	$12.27	$0.38
September 30, 2009	$17.42	$11.56	$0.38
June 30, 2009	$13.83	$10.75	$0.38
March 31, 2009	$13.86	$8.08	$0.38
December 31, 2008	$24.27	$5.91	$0.38
September 30, 2008	$32.99	$16.97	$0.38
June 30, 2008	$36.19	$25.82	$0.36
March 31, 2008	$29.75	$20.82	$0.34

Equity Holders

As of February 22, 2010, there were 44 record holders and approximately 5,256 beneficial owners (held in street name) of our common units.

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

Because we own and control the general partner of PVR, we reflect our ownership interest in PVR on a consolidated basis, which means that our financial results are combined with PVR’s financial results. We have no separate operating activities apart from those conducted by PVR, and our cash flows consist primarily of distributions from PVR on the partner interests, including IDRs, that we own in PVR. Accordingly, the selected historical financial data set forth in the following table primarily reflect the operating activities and results of operations of PVR. The limited partner interests in PVR not owned by our affiliates are reflected as noncontrolling interests on our balance sheet and the non-affiliated partners’ share of income from PVR is reflected as an expense in our results of operations.

The following selected historical financial information was derived from our Consolidated Financial Statements as of December 31, 2009, 2008, 2007, 2006 and 2005, and for each of the years then ended. The selected financial data should be read in conjunction with our Consolidated Financial Statements and the accompanying Notes and Supplementary Data in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Item 8, “Financial Statements and Supplementary Data”:

	2009	2008	2007	2006	2005(1)
	(in Thousands, Except per Unit Data)
Statement of Income Data:
Revenues(2)	$656,704	$881,580	$549,445	$517,891	$446,348
Expenses(2)	$550,779	$768,408	$434,202	$415,468	$368,258
Operating income	$105,925	$113,172	$115,243	$102,423	$78,090
Net income	$62,911	$102,598	$54,576	$74,701	$51,158
Net income attributable to Penn Virginia GP Holdings, L.P.	$37,879	$52,686	$29,169	$32,048	$20,769
Common Unit Data:
Net income per limited partner unit, basic and diluted	$0.97	$1.35	$0.75	$0.98	$0.65
Distributions paid	$59,393	$54,704	$35,558	$—	$—
Distributions paid per unit(4)	$1.52	$1.40	$0.91	$—	$—
Balance Sheet and Other Financial Data:
Property, plant and equipment, net	$900,844	$895,119	$731,282	$556,513	$458,782
Total assets(3)	$1,219,063	$1,227,674	$942,251	$716,269	$659,947
Long-term debt of PVR	$620,100	$568,100	$399,153	$207,214	$246,846
Cash flows provided by operating activities	$158,214	$137,187	$126,480	$100,683	$94,450
Cash acquisitions and additions	$80,677	$332,028	$225,040	$129,712	$303,673
Other Statistical Data:
Coal royalty tons (in thousands)	34,330	33,690	32,528	32,778	30,227
System throughput volumes (MMcf)	121,335	98,683	67,810	55,991	38,875

(1)	The 2005 column includes the results of operations of the PVR natural gas midstream segment since March 3, 2005, the closing date of the acquisition of Cantera Gas Resources, LLC.
(2)	In 2009 and 2008, PVR recorded $72.5 million and $127.9 million of natural gas midstream revenue and $72.5 million and $127.9 million for the cost of midstream gas purchased related to the purchase of natural gas from PVOG LP and the subsequent sale of that gas to third parties. PVR takes title to the gas prior to transporting it to third parties. These transactions do not impact the gross margin, nor do they impact operating income.
(3)	Total assets for the year ended December 31, 2008 include the effects of PVR’s Lone Star acquisition, which expanded the geographic scope of the PVR natural gas midstream segment into the Barnett Shale play in the Fort Worth Basin. See Note 5 to the Consolidated Financial Statements for a more detailed description of this acquisition, including pro forma results.
(4)	We paid a pro rata quarterly distribution of $0.07 per unit in February 2007, which covered the period from December 5, 2006 to December 31, 2006.

Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition and results of operations of Penn Virginia GP Holdings, L.P. and its subsidiaries (“we,” “us” or “our”) should be read in conjunction with our Consolidated Financial Statements and Notes thereto included in Item 8. All dollar amounts presented in the tables that follow are in thousands unless otherwise indicated.

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

Overview of PVR’s Business

PVR is a publicly traded Delaware limited partnership formed by Penn Virginia in 2001 that is principally engaged in the management of coal and natural resource properties and the gathering and processing of natural gas in the United States. Both in its current limited partnership form and in its previous corporate form, PVR has managed coal properties since 1882. PVR currently conducts operations in two business segments: (i) coal and natural resource management and (ii) natural gas midstream. In 2009, PVR’s coal and natural resource management segment contributed $87.5 million, or 81%, to operating income, and PVR’s natural gas midstream segment contributed $20.8 million, or 19%, to operating income.

As of December 31, 2009, PVR owned or controlled approximately 829 million tons of proven and probable coal reserves in Central and Northern Appalachia, the San Juan Basin and the Illinois Basin. PVR enters into long-term leases with experienced, third-party mine operators, providing them the right to mine PVR’s coal reserves in exchange for royalty payments. PVR actively works with its lessees to develop efficient methods to exploit its reserves and to maximize production from PVR’s properties. PVR does not operate any mines. In 2009, PVR’s lessees produced 34.3 million tons of coal from its properties and paid PVR coal royalties revenues of $120.4 million, for an average royalty per ton of $3.51. Approximately 82% of PVR’s coal royalties revenues in 2009 were derived from coal mined on its properties under leases containing royalty rates based on the higher of a fixed base price or a percentage of the gross sales price. The balance of PVR’s coal royalties revenues for the respective periods was derived from coal mined on PVR’s properties under leases containing fixed royalty rates that escalate annually.

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

To a lesser extent, coal prices also impact coal royalties revenues. Generally, as coal prices change over an extended period of time, PVR’s average royalty per ton may change as the majority of PVR’s lessees pay royalties based on the gross sales prices of the coal mined. However, most of PVR’s lessees’ coal is sold under contracts with a duration of one year or more; therefore, the underlying prices for PVR’s royalties are less susceptible to short-term volatility in coal prices and prices change primarily as PVR’s lessees’ long-term contracts are renegotiated.

PVR also earns revenues from other land management activities, such as selling standing timber, leasing fee-based coal-related infrastructure facilities to certain lessees and end-user industrial plants, collecting oil and gas royalties and from coal transportation, or wheelage, fees.

PVR’s natural gas midstream segment is engaged in providing natural gas processing, gathering and other related services. As of December 31, 2009, PVR owned and operated natural gas midstream assets located in Oklahoma and Texas, including six natural gas processing facilities having 400 MMcfd of total capacity and approximately 4,118 miles of natural gas gathering pipelines. PVR’s natural gas midstream business earns revenues primarily from gas processing contracts with natural gas producers and from fees charged for gathering natural gas volumes and providing other related services. In addition, PVR owns a 25% member interest in Thunder Creek, a joint venture that gathers and transports coalbed methane in Wyoming’s Powder River Basin. PVR also owns a natural gas marketing business, which aggregates third-party volumes and sells those volumes into intrastate pipeline systems and at market hubs accessed by various interstate pipelines.

In 2009, system throughput volumes at PVR’s gas processing plants and gathering systems, including gathering-only volumes, were 121.3 Bcf, or approximately 332 MMcfd. In 2009, 21%, 15% and 10% of PVR’s natural gas midstream segment revenues and 17%, 11% and 8% of our total consolidated revenues related to three of PVR’s natural gas midstream customers, Conoco, Inc., Tenaska Marketing Ventures and ONEOK Energy Marketing.

PVR continually seeks new supplies of natural gas to both offset the natural declines in production from the wells currently connected to its systems and to increase system throughput volumes. New natural gas supplies are obtained for all of PVR’s systems by contracting for production from new wells, connecting new wells drilled on dedicated acreage and contracting for natural gas that has been released from competitors’ systems. In 2009, PVR’s natural gas midstream segment made aggregate capital expenditures of $72.8 million, primarily related to PVR’s acquisition of the Sweetwater plant, expansion of the Spearman plant and other expansion related projects in the panhandle of Texas and Oklahoma. For a more detailed discussion of PVR’s acquisitions and investments, see “— Acquisitions and Investments.”

Key Developments

2009 Commodity Prices

The 2009 average commodity prices for coal, timber, natural gas, crude oil and NGLs declined from 2008 levels. NGLs refer to ethane, propane, iso butane, normal butane and pentane. The pricing of these commodities directly and indirectly drive PVR’s earnings.

Coal royalties, which accounted for 83% of the 2009 PVR coal and natural resource management segment revenues, were slightly lower as compared 2008. PVR continued to benefit from long-term contract prices its lessees previously negotiated with their customers. However, the state of the global economy, including financial and credit markets, has reduced worldwide demand for coal with resultant price declines. Depending on the longevity and ultimate severity of the deterioration, demand for coal may continue to decline, which could adversely affect production and pricing for coal mined by PVR’s lessees.

Revenues, profitability and the future rate of growth of PVR’s natural gas midstream segment are highly dependent on market demand and prevailing NGL and natural gas prices. Historically, changes in the prices of most NGL products have generally correlated with changes in the price of crude oil. NGL and natural gas prices have been subject to significant volatility in recent years in response to changes in the supply and demand for NGL products and natural gas market demand. As part of PVR’s risk management strategy, PVR uses derivative financial instruments to economically hedge NGLs sold and natural gas purchased. PVR’s derivative financial instruments include costless collars and swaps. Based upon current volumes, PVR has entered into hedging arrangements covering approximately 58% and 37% of its commodity-sensitive volumes in 2010 and 2011. PVR generally targets hedging 50% to 60% of its commodity-sensitive volumes covering a two-year period.

PVA Sale of PVG Units

In September 2009, Penn Virginia sold approximately one-third of its limited partner interest in us, constituting approximately 26% of our common units. Following such sale, Penn Virginia owned the general partner interest in us and approximately 51% of our common units. Penn Virginia may sell all or part of its remaining partner interests in us without our consent or the consent of our unitholders.

Acquisitions and Investments

In July 2009, PVR completed an acquisition of gas processing and residue pipeline facilities in western Oklahoma from Atlas Pipeline Partners, L.P. for approximately $22.6 million in cash. Funding for the acquisition was provided by borrowings under the PVR Revolver. The acquired assets included a 60 MMcfd processing plant within Atlas’ 180 MMcfd Sweetwater facility. Additionally, PVR completed a 40 MMcfd processing plant expansion in its Spearman complex that was put into service on July 31, 2009. The acquired and expanded processing facilities increased PVR’s processing capacity in the Panhandle System to 260 MMcfd and overall processing capacity to 400 MMcfd. The increased processing capacity has allowed PVR’s natural gas midstream segment to process gas volumes that were being bypassed due to processing capacity constraints in the Panhandle System and has alleviated pipeline pressure-related volume constraints in the eastern portion of the Panhandle System.

In July 2008, PVR completed the Lone Star acquisition. Lone Star’s assets are located in the southern portion of the Fort Worth Basin of North Texas and include approximately 129 miles of gas gathering pipelines and approximately 240,000 acres dedicated by active producers. The Lone Star acquisition expanded the geographic scope of the PVR natural gas midstream segment into the Barnett Shale play in the Fort Worth Basin. PVR acquired this business for approximately $164.3 million and a liability of $4.7 million, which represents the fair value of a $5.0 million guaranteed payment, plus contingent payments of $30.0 million and $25.0 million. Funding for the acquisition was provided by $80.7 million of borrowings under the PVR Revolver, 2,009,995 PVG common units (which PVR purchased from two subsidiaries of Penn Virginia for $61.8 million) and 542,610 of PVR’s newly issued common units. The contingent payments will be triggered if revenues from certain assets located in a defined geographic area reach certain targets by or before June 30, 2013 and will be funded in cash or common units, at PVR’s election.

In April 2008, PVR acquired a 25% member interest in Thunder Creek, a joint venture that gathers and transports coalbed methane in Wyoming’s Powder River Basin. The purchase price was $51.6 million in cash, after customary closing adjustments, and was funded with long-term debt under the PVR Revolver.

In May 2008, PVR acquired fee ownership of approximately 29 million tons of coal reserves and approximately 56 MMbf of hardwood timber in western Virginia and eastern Kentucky. The purchase price was $24.5 million in cash and was funded with long-term debt under the PVR Revolver.

Liquidity and Capital Resources

We rely exclusively on distributions from PVR to fund our general and administrative costs of being a public company. On an ongoing basis, PVR generally satisfies its working capital requirements and funds its capital expenditures using cash generated from its operations, borrowings under the PVR Revolver and proceeds from PVR equity offerings. PVR funds its debt service obligations and distributions to unitholders solely using cash generated from its operations. PVR believes that the cash generated from its operations and its borrowing capacity will be sufficient to meet its working capital requirements and anticipated capital expenditures (other than major capital improvements or acquisitions). PVR believes that the cash generated from its operations will be sufficient to meet its scheduled debt payments under the PVR Revolver and its distribution payments. See Note 3 to the Consolidated Financial Statements for a tabular presentation of PVR’s distribution thresholds.

PVR’s ability to satisfy its obligations and planned expenditures will depend upon its future operating performance, which will be affected by prevailing economic conditions in the coal industry and natural gas midstream market, some of which are beyond PVR’s control.

Cash Flows

The following table summarizes our statements of cash flows for the periods presented:

	For the Year Ended December 31,
	2009	2008	2007
Cash flows from operating activities:
Net income contribution	$62,911	$102,598	$54,576
Adjustments to reconcile net income to net cash provided by operating activities (summarized)	100,066	41,565	73,444
Net changes in operating assets and liabilities	(4,763)	(6,976)	(1,540)
Net cash provided by operating activities	158,214	137,187	126,480
Net cash used in investing activities	(79,530)	(331,030)	(224,182)
Net cash provided by (used in) financing activities	(77,708)	181,678	114,518
Net increase (decrease) in cash and cash equivalents	$976	$(12,165)	$16,816

Cash Flows From Operating Activities

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

Net cash provided by operating activities in 2009 as compared to 2008 was driven by an increase in the PVR natural gas midstream segment’s gross margin, adjusted for the cash impact of midstream derivatives and impairments. PVR received a net $10.6 million in midstream derivative settlements in 2009 compared to paying a net $37.2 million in 2008. The difference in net derivative settlements relates to decreased commodity pricing and the expiration of older commodity derivatives. This increase was partially offset by a decrease in operating income, before DD&A expense and impairments from the PVR coal and natural resource management segment primarily due to decreases in coal royalties, oil and gas royalties and other revenue.

Net cash provided by operating activities in 2008 as compared to 2007 was primarily attributable to increased cash received from the sales of residue gas and NGLs, which was primarily due to increased system throughput volume; increased coal royalties received, which was primarily due to increased production and sales prices of coal in the Central Appalachian and Illinois Basin regions; and increased cash received from the sale of standing timber, which was due primarily to increased harvesting from PVR’s September 2007 forestland acquisition. These increases were partially offset by increased cash outflows from the PVR natural gas midstream commodity derivative settlements.

Cash Flows From Investing Activities

We do not own any property, plant and equipment on a stand-alone basis, nor did we have investing activities on a stand-alone basis for the years ended December 31, 2009, 2008 or 2007. Net cash used by PVR in investing activities were primarily for capital expenditures. The following table sets forth PVR’s capital expenditures programs, by segment, for the periods presented:

	Year Ended December 31,
	2009	2008
Coal and natural resource management
Acquisitions	$2,067	$27,075
Expansion capital expenditures	—	—
Other property and equipment expenditures	185	195
Total	2,252	27,270
Natural gas midstream
Acquisitions	27,514	259,417
Expansion capital expenditures	36,863	59,385
Other property and equipment expenditures	8,399	14,505
Total	72,776	333,307
Total capital expenditures	$75,028	$360,577

PVR’s 2009 capital expenditures consisted primarily of a natural gas midstream plant acquisition, and expansion capital used to increase its natural gas processing capacity and operational footprint in its Panhandle System.

PVR’s 2008 capital expenditures were primarily discretionary in nature and included PVR’s 25% member interest acquisition in Thunder Creek, the Lone Star acquisition, pipeline assets in the Anadarko Basin of Oklahoma and Texas, expansion capital expenditures related to the Spearman and Crossroads plants and the acquisition of approximately 29 million tons of coal reserves and an estimated 56 MMbf of hardwood timber in western Virginia and eastern Kentucky. The PVR natural gas midstream segment also incurred approximately $14.5 million of maintenance capital expenditures for equipment overhauls and connecting wells in existing areas.

Cash Flows From Financing Activities

During 2009, PVR had net borrowings of $52.0 million under the PVR Revolver. These borrowings were used to fund PVR’s capital expenditure program. During 2008, PVR had net borrowings of $156.0 million primarily attributable to the PVR Revolver offset by the repayments of $63.3 million under PVR’s Senior Unsecured Notes due 2013. In 2008, PVR also received net proceeds of $141.1 million from the sale of PVR’s common units in a registered public offering, which was comprised of net proceeds of $138.2 million from the sale of the common units to the public and $2.9 million in contributions from us to maintain our indirect 2% general partner interest. This increase in outstanding common units also increased distributions paid to PVR’s partners.

In January 2010, PVR declared a $0.47 ($1.88 on an annualized basis) per unit quarterly distribution for the three months ended December 31, 2009 paid on February 12, 2010 to unitholders of record at the close of business on February 2, 2010.

Sources of Liquidity

Long-Term Debt

As of December 31, 2009, we had no outstanding borrowings other than the borrowings of PVR discussed below, which are included in our Consolidated Financial Statements.

PVR Revolver.  As of December 31, 2009, net of outstanding borrowings of $620.1 million and letters of credit of $1.6 million, PVR had remaining borrowing capacity of $178.3 million on the PVR Revolver. In March 2009, PVR increased the size of the PVR Revolver from $700.0 million to $800.0 million and secured the PVR Revolver with substantially all of PVR’s assets. The PVR Revolver matures in December 2011 and is available to PVR for general purposes, including working capital, capital expenditures and acquisitions, and includes a $10.0 million sublimit for the issuance of letters of credit. In 2009, PVR incurred commitment fees of $0.5 million on the unused portion of the PVR Revolver. The interest rate under the PVR Revolver fluctuates based on the ratio of PVR’s total indebtedness-to-EBITDA. Interest is payable at a base rate plus an applicable margin of up to 1.25% if PVR selects the base rate borrowing option under the PVR Revolver or at a rate derived from the London Interbank Offered Rate, or LIBOR, plus an applicable margin ranging from 1.75% to 2.75% if PVR selects the LIBOR-based borrowing option. The weighted average interest rate on borrowings outstanding under the PVR Revolver during 2009 was approximately 2.7%. PVR does not have a public credit rating for the PVR Revolver. A discussion of the applicable covenants and related compliance with respect to the PVR Revolver is provided in the discussion of Financial Condition that follows.

PVR Interest Rate Swaps.  PVR has entered into interest rate swaps, or PVR Interest Rate Swaps, to establish fixed rates on a portion of the outstanding borrowings under the PVR Revolver. The following table sets forth the PVR Interest Rate Swap positions at December 31, 2009 (in millions):

Dates	Notional Amounts	Weighted- Average Fixed Rate
Until March 2010	$310.0	3.54%
March 2010 – December 2011	$250.0	3.37%
December 2011 – December 2012	$100.0	2.09%

The PVR Interest Rate Swaps extend one year past the maturity of the current PVR Revolver. After considering the applicable margin of 2.25% in effect as of December 31, 2009 the total interest rate on the $310 million portion of the PVR Revolver borrowings covered by the PVR Interest Rate Swaps was 5.79% as of December 31, 2009.

PVR Unit Offering

In 2008, PVR issued 5.15 million common units representing limited partner interests in a registered public offering and received $138.2 million in net proceeds. PVR received total contributions of $2.9 million from us to maintain our indirect 2% general partner interest in PVR. The net proceeds were used to repay a portion of PVR’s borrowings under the PVR Revolver.

Financial Condition

Covenant Compliance

The terms of the PVR Revolver require PVR to maintain financial covenants. These covenants are as follows:

•	Total debt to consolidated EBITDA may not exceed 5.25 to 1.0. EBITDA, which is a non-GAAP measure, is generally defined in the PVR Revolver as PVR’s net income plus interest expense (net of interest income), depreciation, depletion and amortization expenses, and non-cash hedging activity and impairments.
•	Consolidated EBITDA to interest expense may not be less than 2.5 to 1.0.

As of December 31, 2009, PVR was in compliance with all of the PVR Revolver’s covenants. The following table summarizes the actual results of PVR’s covenant compliance for the period ended December 31, 2009:

Description of Covenant	Covenant	Actual Results
Debt to EBITDA	5.25	3.36
EBITDA to interest expense	2.50	7.50

In the event that PVR would be in default of its covenants under the PVR Revolver, PVR could appeal to the banks for a waiver of the covenant default. Should the banks deny PVR’s appeal to waive the covenant default, the outstanding borrowings under the PVR Revolver would become payable upon demand and would be reclassified to the current liabilities section of our Consolidated Balance Sheet. The PVR Revolver prohibits PVR from making distributions to its partners if any potential default, or event of default, as defined in the PVR Revolver, occurs or would result from the distributions.

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

PVR believes that its remaining borrowing capacity of $178.3 million will be sufficient for its 2010 capital needs and commitments. PVR’s short-term cash requirements for operating expenses and quarterly distributions to us, as the owner of PVR’s general partner, and unitholders are expected to be funded through operating cash flows. In 2010, PVR anticipates making capital expenditures, excluding acquisitions, of approximately $60.0 million. The majority of the 2010 capital expenditures are expected to be incurred in the PVR natural gas midstream segment. PVR intends to fund these capital expenditures with a combination of operating cash flows and borrowings under the PVR Revolver. Long-term cash requirements for acquisitions and other capital expenditures are expected to be funded by operating cash flows, borrowings under the PVR Revolver and the issuances of additional debt and equity securities if available under commercially acceptable terms.

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

Contractual Obligations

We did not have any contractual obligations as of December 31, 2009. The following table summarizes PVR’s contractual obligations as of December 31, 2009 (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 years
Revolver	$620,100	$—	$620,100	$—	$—
Asset retirement obligations(1)	2,014	—	369	—	1,645
Interest expense(2)	30,034	15,440	14,594	—	—
Derivatives(3)	15,536	11,251	4,285	—	—
Natural gas midstream activities(4)	32,320	13,103	10,202	7,354	1,661
Rental commitments(5)	24,480	4,243	6,430	5,864	7,943
Total contractual obligations(6)	$724,484	$44,037	$655,980	$13,218	$11,249

(1)	The undiscounted balance was approximately $7.7 million at December 31, 2009.
(2)	Represents estimated interest payments that will be due under the PVR Revolver.
(3)	Represents estimated payments PVR will make resulting from its commodity derivatives as well as the PVR Interest Rate Swaps.
(4)	Commitments for natural gas midstream activities relate to firm transportation agreements.
(5)	Primarily relates to equipment and building leases and leases of coal reserve-based properties which PVR subleases, or intends to sublease, to third parties.
(6)	Total contractual obligations do not include anticipated 2010 PVR capital expenditures.

Part of the purchase price for the PVR Lone Star acquisition includes contingent payments of approximately $55.0 million. These contingency payments will be made by PVR if certain revenue targets are met before June 30, 2013. Because the outcome of these contingent payments is not determinable beyond a reasonable doubt, PVR did not accrue these contingent payments as a liability during the year ended December 31, 2009. Rather, once the revenue targets are met, the contingent payments will be recorded as an additional cost of the Lone Star acquisition.

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

Off-Balance Sheet Arrangements

We may enter into off-balance sheet arrangements and transactions that can give rise to material off-balance sheet obligations. As of December 31, 2009, the material off-balance sheet arrangements and transactions that PVR has entered into included operating lease arrangements, firm transportation agreements, and letters of credit, all of which are customary in our business. See Contractual Obligations summarized above for more detail related to the value of off-balance sheet arrangements. Neither we nor PVR had any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We are, therefore, not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Results of Operations

Consolidated Review

The following table presents summary consolidated results for the periods presented:

	Year Ended December 31,
	2009	2008	2007
Revenues	$656,704	$881,580	$549,445
Expenses	550,779	768,408	434,202
Operating income	105,925	113,172	115,243
Other income (expense)	(43,014)	(10,574)	(60,667)
Net income	$62,911	$102,598	$54,576
Net income attributable to noncontrolling interests	(25,032)	(49,912)	(25,407)
Net income attributable to Penn Virginia GP Holdings, L.P.	$37,879	$52,686	$29,169

The following table presents certain summary financial information relating to our segments for the periods presented:

	PVR Coal and Natural Resource Management	PVR Natural Gas Midstream	Corporate and Other	Consolidated
For the Year Ended December 31, 2009:
Revenues	$144,600	$512,104	$—	$656,704
Cost of midstream gas purchased	—	406,583	—	406,583
Operating costs and expenses	24,231	45,842	2,377	72,450
Impairments	1,511	—	—	1,511
Depreciation, depletion and amortization	31,330	38,905	—	70,235
Operating income (loss)	$87,528	$20,774	$(2,377)	$105,925
For the Year Ended December 31, 2008:
Revenues	$153,327	$728,253	$—	$881,580
Cost of midstream gas purchased	—	612,530	—	612,530
Operating costs and expenses	26,226	37,615	2,070	65,911
Impairments	—	31,801	—	31,801
Depreciation, depletion and amortization	30,805	27,361	—	58,166
Operating income (loss)	$96,296	$18,946	$(2,070)	$113,172
For the Year Ended December 31, 2007:
Revenues	$111,639	$437,806	$—	$549,445
Cost of midstream gas purchased	—	343,293	—	343,293
Operating costs and expenses	20,138	26,777	2,482	49,397
Depreciation, depletion and amortization	22,690	18,822	—	41,512
Operating income (loss)	$68,811	$48,914	$(2,482)	$115,243

PVR Coal and Natural Resource Management Segment

Year Ended December 31, 2009 Compared With Year Ended December 31, 2008

The following table sets forth a summary of certain financial and other data for the PVR coal and natural resource management segment and the percentage change for the periods presented:

	Year Ended December 31,		Favorable (Unfavorable)	% Change
	2009	2008
Financial Highlights
Revenues
Coal royalties	$120,435	$122,834	$(2,399)	(2%)
Coal services	7,332	7,355	(23)	(0%)
Timber	5,726	6,943	(1,217)	(18%)
Oil and gas royalty	2,471	5,989	(3,518)	(59%)
Other	8,636	10,206	(1,570)	(15%)
Total revenues	144,600	153,327	(8,727)	(6%)
Expenses
Coal royalties	5,768	9,534	3,766	40%
Other operating	2,892	2,406	(486)	(20%)
Taxes other than income	1,704	1,680	(24)	(1%)
General and administrative	13,867	12,606	(1,261)	(10%)
Impairments	1,511	—	(1,511)	—
Depreciation, depletion and amortization	31,330	30,805	(525)	(2%)
Total expenses	57,072	57,031	(41)	(0%)
Operating income	$87,528	$96,296	$(8,768)	(9%)
Other data
Coal royalty tons by region
Central Appalachia	18,319	19,587	(1,268)	(6%)
Northern Appalachia	3,786	3,578	208	6%
Illinois Basin	4,724	4,584	140	3%
San Juan Basin	7,501	5,941	1,560	26%
Total	34,330	33,690	640	2%
Coal royalties revenues by region
Central Appalachia	$85,183	$93,577	$(8,394)	(9%)
Northern Appalachia	6,931	6,568	363	6%
Illinois Basin	12,420	10,451	1,969	19%
San Juan Basin	15,901	12,238	3,663	30%
	$120,435	$122,834	$(2,399)	(2%)
Less coal royalties expenses(1)	(5,768)	(9,534)	3,766	(40%)
Net coal royalties revenues	$114,667	$113,300	$1,367	1%
Coal royalties per ton by region ($/ton)
Central Appalachia	$4.65	$4.78	$(0.13)	(3%)
Northern Appalachia	1.83	1.84	(0.01)	(1%)
Illinois Basin	2.63	2.28	0.35	15%
San Juan Basin	2.12	2.06	0.06	3%
	$3.51	$3.65	$(0.14)	(4%)
Less coal royalties expenses(1)	(0.17)	(0.28)	0.11	(39%)
Net coal royalties revenues	$3.34	$3.37	$(0.03)	(1%)

(1)	PVR’s coal royalties expense is incurred primarily in the Central Appalachian region.

Revenues

Coal royalties revenues decreased slightly due to the decrease in the average coal royalty received per ton. This decrease was due to an overall shift in production mix to lower royalty lessees, primarily to fixed rate leases in the San Juan Basin from the higher royalty Central Appalachian region.

Coal production by PVR’s lessees increased slightly due to higher production in the San Juan Basin resulting from the start up of a second mine and improved mining conditions. This increase was partially offset by a decline in production in the Central Appalachian region which was due to a reduction in longwall mining activity and a depressed coal market.

Timber revenues decreased due to lower sales prices resulting from weakened market conditions for furniture-grade wood products. The average price received for timber decreased 27% from $287 per Mbf in 2008 to $209 per Mbf in 2009.

The oil and gas royalty revenues decrease was primarily attributable to lower natural gas prices in 2009. Realized prices received for natural gas decreased 57% from $10.63 per Mcf in 2008 to $4.55 per Mcf in 2009.

Other revenues, which consisted primarily of wheelage fees, forfeiture income and management fees, decreased due to lower wheelage income from a decline in coal production in certain areas. In addition, in 2008, a $0.8 million gain on the settlement of unmined coal was recognized.

Expenses

Coal royalties expenses decreased due to a decline in mining activity by PVR’s lessees from subleased properties in the Central Appalachian region where PVR’s coal royalties expense is primarily incurred. Mining activity on PVR’s subleased property fluctuates between periods due to the proximity of PVR’s property boundaries and other mineral owners.

General and administrative expenses increased as a result of an uncollectible account receivable resulting from a PVR lessee bankruptcy and increased staffing and related benefit costs.

The $1.5 million impairment expense in 2009 was the result of a reduction in the value of an intangible asset. PVR tests long-lived assets for impairment if a triggering event occurs and the impairment was triggered by a wheelage contract being rejected in bankruptcy. As a result of the impairment, the fair value of the contract has been reduced to zero.

DD&A expenses increased slightly due to higher depletion expense resulting from the increase in coal mined from PVR’s properties by its lessees. On a per ton basis, DD&A remained constant at $0.91 per ton for both periods.

Year Ended December 31, 2008 Compared With Year Ended December 31, 2007

The following table sets forth a summary of certain financial and other data for the PVR coal and natural resource management segment and the percentage change for the periods presented:

	Year Ended December 31,		Favorable (Unfavorable)	% Change
	2008	2007
Financial Highlights
Revenues
Coal royalties	$122,834	$94,140	$28,694	30%
Coal services	7,355	7,252	103	1%
Timber	6,943	1,711	5,232	306%
Oil and gas royalty	5,989	1,864	4,125	221%
Other	10,206	6,672	3,534	53%
Total revenues	153,327	111,639	41,688	37%
Expenses
Coal royalties	9,534	5,540	(3,994)	(72%)
Other operating	2,406	2,531	125	5%
Taxes other than income	1,680	1,110	(570)	(51%)
General and administrative	12,606	10,957	(1,649)	(15%)
Depreciation, depletion and amortization	30,805	22,690	(8,115)	(36%)
Total expenses	57,031	42,828	(14,203)	(33%)
Operating income	$96,296	$68,811	$27,485	40%
Other data
Coal royalty tons by region
Central Appalachia	19,587	18,827	760	4%
Northern Appalachia	3,578	4,194	(616)	(15%)
Illinois Basin	4,584	3,779	805	21%
San Juan Basin	5,941	5,728	213	4%
Total	33,690	32,528	1,162	4%
Coal royalties revenues by region
Central Appalachia	$93,577	$68,815	$24,762	36%
Northern Appalachia	6,568	6,434	134	2%
Illinois Basin	10,451	7,432	3,019	41%
San Juan Basin	12,238	11,459	779	7%
	$122,834	$94,140	$28,694	30%
Less coal royalties expenses(1)	(9,534)	(5,540)	(3,994)	72%
Net coal royalties revenues	$113,300	$88,600	$24,700	28%
Coal royalties per ton by region ($/ton)
Central Appalachia	$4.78	$3.66	$1.12	31%
Northern Appalachia	1.84	1.53	0.31	20%
Illinois Basin	2.28	1.97	0.31	16%
San Juan Basin	2.06	2.00	0.06	3%
	$3.65	$2.89	$0.76	26%
Less coal royalties expenses(1)	(0.28)	(0.17)	(0.11)	65%
Net coal royalties revenues	$3.37	$2.72	$0.65	24%

(1)	PVR’s coal royalties expense is incurred primarily in the Central Appalachian region.

Revenues

Coal royalties revenues increased as a result of higher coal prices and additional tons being mined by PVR’s lessees. Coal royalty tons increased primarily due to higher production in the Central Appalachia and Illinois Basin regions, partially offset by a production decline in the Northern Appalachian region. The Central Appalachian region increase was the result of longwall mining and the timing of additional mining equipment added to PVR’s properties during 2008. The Illinois Basin region increase was primarily due to a full year of production in 2008 on coal reserves which were acquired in June 2007. The Northern Appalachian region decrease was a result of adverse longwall mining conditions.

Coal prices were higher on average due to international coal shortages on both the metallurgical and steam markets, which not only drove increases in export metallurgical pricing, but also allowed some higher thermal capacity steam coal to crossover into the metallurgical market; consequently, this caused the domestic steam coal markets to tighten and resulted in higher domestic pricing. PVR’s coal royalties revenues are dependent on the prevailing coal prices received by PVR’s lessees, which are affected by numerous factors that are generally beyond PVR’s control. Coal prices are generally determined by national and regional supply and demand.

Timber revenues increased due to increased harvesting from PVR’s September 2007 forestland acquisition. The average price received for timber increased 20% from $240 per Mbf in 2007 to $287 per Mbf in 2008.

The oil and gas royalty revenues increase was primarily due to the increased royalties resulting from PVR’s October 2007 oil and gas royalty interest acquisition. Realized prices received for natural gas increased 31% from $8.11 per Mcf in 2007 to $10.63 per Mcf in 2008.

Other revenues increased primarily due to increased coal transportation, or wheelage, fees attributable to greater production, increased forfeiture income and the recognition of a $0.8 million gain on the settlement of unmined coal.

Expenses

Coal royalties expenses increased due to additional mining by PVR’s lessees from subleased properties in the Central Appalachian region.

Taxes other than income increased primarily due to increased severance taxes resulting from PVR’s September 2007 forestland acquisition and October 2007 oil and gas royalty interest acquisition.

General and administrative expenses increased primarily due to increased staffing and related benefit costs.

DD&A expenses increased due to increased depletion resulting from PVR’s September 2007 forestland acquisition, October 2007 oil and gas royalty interest acquisition and May 2008 coal reserves and forestland acquisition. A discussion of PVR’s DD&A methodologies is provided in the Critical Accounting Estimates that follows.

PVR Natural Gas Midstream Segment

Year Ended December 31, 2009 Compared With Year Ended December 31, 2008

The following table sets forth a summary of certain financial and other data for the PVR natural gas midstream segment and the percentage change for the periods presented:

	Year Ended December 31,		Favorable (Unfavorable)	% Change
	2009	2008
Financial Highlights
Revenues
Residue gas	$289,427	$452,535	$(163,108)	(36%)
Natural gas liquids	182,794	229,765	(46,971)	(20%)
Condensate	17,010	26,009	(8,999)	(35%)
Gathering, processing and transportation fees	15,558	11,693	3,865	33%
Total natural gas midstream revenues(1)	504,789	720,002	(215,213)	(30%)
Equity earnings in equity investment	5,548	2,408	3,140	130%
Producer services	1,767	5,843	(4,076)	(70%)
Total revenues	512,104	728,253	(216,149)	(30%)
Expenses
Cost of midstream gas purchased(1)	406,583	612,530	205,947	34%
Operating	26,451	20,737	(5,714)	(28%)
Taxes other than income	3,090	2,578	(512)	(20%)
General and administrative	16,301	14,300	(2,001)	(14%)
Impairments	—	31,801	31,801	100%
Depreciation and amortization	38,905	27,361	(11,544)	(42%)
Total operating expenses	491,330	709,307	217,977	31%
Operating income	$20,774	$18,946	$1,828	10%
Operating Statistics
System throughput volumes (MMcf)	121,335	98,683	22,652	23%
Daily throughput volumes (MMcfd)	332	270	62	23%
Gross margin	$98,206	$107,472	$(9,266)	(9%)
Cash impact of derivatives	10,566	(31,709)	42,275	133%
Gross margin, adjusted for impact of derivatives	$108,772	$75,763	$33,009	44%
Gross margin ($/Mcf)	$0.81	$1.09	$(0.28)	(26%)
Cash impact of derivatives ($/Mcf)	0.09	(0.32)	0.41	128%
Gross margin, adjusted for impact of derivatives ($/Mcf)	$0.90	$0.77	$0.13	17%

(1)	In 2009 and 2008, PVR recorded $72.5 million and $127.9 million of natural gas midstream revenue and $72.5 million and $127.9 million for the cost of midstream gas purchased related to the purchase of natural gas from PVOG LP, and the subsequent sale of that gas to third parties. PVR takes title to the gas prior to transporting it to third parties. These transactions do not impact the gross margin.

Gross Margin

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

The gross margin decrease was a result of lower commodity pricing and lower fractionation, or frac spreads, partially offset by increased system throughput volumes and increased natural gas processing capacity. Frac spreads are the difference between the price of NGLs sold and the cost of natural gas purchased on a per MMBtu basis.

Drilling activities by producers central to PVR’s natural gas gathering and processing plants were at reduced levels from the previous year due to lower natural gas prices. However, the 2009 system throughput volumes benefited from the results of drilling activity in 2008 and the first part of 2009. PVR’s expansion and acquisition activity, especially in the Panhandle System, has alleviated pipeline pressures and allowed PVR to move all of its gas in this region to its processing plants. As noted above, in July 2009 PVR completed an acquisition of gas processing and residue pipeline facilities in western Oklahoma. The acquired assets included the 60 MMcfd Sweetwater plant. Additionally, PVR completed a 40 MMcfd processing plant expansion in its Spearman complex that was put into service on July 31, 2009. The acquired and expanded processing facilities increased PVR’s processing capacity in the Panhandle System to 260 MMcfd and overall processing capacity to 400 MMcfd. The increased processing capacity has allowed PVR to process natural gas volumes that were being bypassed due to processing capacity constraints in the Panhandle System and has alleviated pipeline pressure-related volume constraints in the eastern portion of the Panhandle.

During 2009, PVR generated a majority of the gross margin from contractual arrangements under which the gross margin is exposed to increases and decreases in the price of natural gas and NGLs. See Item 1, “Business — PVR’s Contracts — PVR Natural Gas Midstream Segment,” for discussion of the types of contracts utilized by the PVR natural gas midstream segment. As part of PVR’s risk management strategy, PVR uses derivative financial instruments to economically hedge NGLs sold and natural gas purchased. See Note 8 to the Consolidated Financial Statements for a description of PVR’s derivatives program. On a per Mcf basis, adjusted for the impact of PVR’s commodity derivative instruments, PVR’s gross margin increased in 2009 by $0.13, or 17%. This favorable impact of commodity derivatives is a result of overall lower commodity prices during 2009 and the expiration of older derivative instruments.

Revenues Other Than Gross Margin

Equity earnings in equity investment increased due to a full year of results in 2009 compared with a partial year in 2008. In April 2008, PVR acquired a 25% member interest in Thunder Creek, a joint venture that gathers and transports coalbed methane in Wyoming’s Powder River Basin. In addition, revenues from the joint venture have grown in 2009 due to mainline volume increases in the Powder River Basin.

Producer services revenues decreased due to a negative relative change in the natural gas indices on which PVR’s purchases and sales of natural gas are based and a decrease in marketing fees resulting from lower commodity prices.

Expenses

Operating expenses increased due to prior and current years’ acquisitions, expansion projects, compressor rentals and labor costs. Increased costs for compressor rentals and labor costs were incurred due to expanding our footprint in the Panhandle System.

Taxes other than income increased due to higher property taxes. The increase in property taxes was a result of PVR’s acquisitions and plant expansions.

General and administrative expenses increased due to increased staffing and related benefit costs. The increase was primarily attributable to labor costs resulting from PVR’s 2008 acquisitions and plant expansions. PVR incurred a full year of salaries and benefits in 2009 compared with a partial year in 2008.

Impairment expense in 2008 was the result of a reduction in the value of goodwill. PVR tests goodwill for impairment on an annual basis, at a minimum, and more frequently if a triggering event occurs. The goodwill testing during the fourth quarter of 2008 identified a goodwill impairment loss of $31.8 million. The impairment charge, which was triggered by fourth quarter declines in oil and gas spot and futures prices and a decline in PVR’s market capitalization, reduced to zero all goodwill recorded in conjunction with acquisitions made by the PVR natural gas midstream segment in 2008 and prior years.

Depreciation and amortization expenses increased primarily due to PVR’s acquisitions, capital expansions on the Spearman and Sweetwater plants and new well connections in existing areas of operation.

Year Ended December 31, 2008 Compared With Year Ended December 31, 2007

The following table sets forth a summary of certain financial and other data for the PVR natural gas midstream segment and the percentage change for the periods presented:

	Year Ended December 31,		Favorable (Unfavorable)	% Change
	2008	2007
Financial Highlights
Revenues
Residue gas	$452,535	$242,129	$210,406	87%
Natural gas liquids	229,765	172,144	57,621	33%
Condensate	26,009	13,889	12,120	87%
Gathering, processing and transportation fees	11,693	5,012	6,681	133%
Total natural gas midstream revenues(1)	720,002	433,174	286,828	66%
Equity earnings in equity investment	2,408	—	2,408	—
Producer services	5,843	4,632	1,211	26%
Total revenues	728,253	437,806	290,447	66%
Expenses
Cost of midstream gas purchased(1)	612,530	343,293	(269,237)	(78%)
Operating	20,737	12,893	(7,844)	(61%)
Taxes other than income	2,578	1,926	(652)	(34%)
General and administrative	14,300	11,958	(2,342)	(20%)
Impairments	31,801	—	(31,801)	—
Depreciation and amortization	27,361	18,822	(8,539)	(45%)
Total operating expenses	709,307	388,892	(320,415)	(82%)
Operating income	$18,946	$48,914	$(29,968)	(61%)
Operating Statistics
System throughput volumes (MMcf)	98,683	67,810	30,873	46%
Daily throughput volumes (MMcfd)	270	186	84	45%
Gross margin	$107,472	$89,881	$17,591	20%
Cash impact of derivatives	(31,709)	(13,184)	(18,525)	(141%)
Gross margin, adjusted for impact of derivatives	$75,763	$76,697	$(934)	(1%)
Gross margin ($/Mcf)	$1.09	$1.33	$(0.24)	(18%)
Cash impact of derivatives ($/Mcf)	(0.32)	(0.19)	(0.13)	(68%)
Gross margin, adjusted for impact of derivatives ($/Mcf)	$0.77	$1.14	$(0.37)	(32%)

(1)	In 2008, PVR recorded $127.9 million of natural gas midstream revenue and $127.9 million for the cost of midstream gas purchased related to the purchase of natural gas from PVOG LP, and the subsequent sale of that gas to third parties. PVR takes title to the gas prior to transporting it to third parties. These transactions do not impact the gross margin.

Gross Margin

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

The gross margin increase was a result of higher commodity pricing, increased system throughput volume production and higher frac spreads during 2008 compared to 2007.

The system throughput volumes increase is due primarily to PVR’s Crossroads plant in East Texas, which became fully operational in 2008, and to the Lone Star acquisition, which was consummated in the third quarter of 2008. Also, the continued development by producers operating in the vicinity of the Panhandle System, as well as PVR’s success in contracting and connecting new supply contributed to the increase in throughput volume.

During 2008, PVR generated a majority of the gross margin from contractual arrangements under which the gross margin is exposed to increases and decreases in the price of natural gas and NGLs. See Item 1, “Business — PVR’s Contracts — PVR Natural Gas Midstream Segment,” for discussion of the types of contracts utilized by the PVR natural gas midstream segment. As part of PVR’s risk management strategy, PVR uses derivative financial instruments to economically hedge NGLs sold and natural gas purchased. See Note 8 to the Consolidated Financial Statements for a description of PVR’s derivatives program. On a per Mcf basis, adjusted for the impact of PVR’s commodity derivative instruments for which it discontinued hedge accounting in 2006, PVR’s gross margin decreased by $0.37, or 32%. Gross margins during the first part of 2008 continued to increase given the favorable pricing environment, such as higher commodity prices and frac spreads, and increased system throughput volumes. However, margins decreased towards the end of 2008 due to a significant decrease in the prices of NGLs as a result of reduced industrial demand in a weakening economy. The gross margin on a per Mcf basis decreased in 2008 due to an increase in fee-based system throughput volumes. These increased volumes are associated with PVR’s 2008 expansions and acquisitions.

Revenues Other Than Gross Margin

Equity earnings in equity investment increased due to PVR’s April 2008 acquisition of a 25% member interest in Thunder Creek, a joint venture that gathers and transports coalbed methane in Wyoming’s Powder River Basin. PVR acquired the member interest in April 2008.

Producer services revenues increased due to an increase in agent fees for the marketing of Penn Virginia’s and third parties’ natural gas production. Agent fees increased primarily due to increases in Penn Virginia’s natural gas production as well as increases in the price of natural gas.

Expenses

Operating expenses increased due to expenses related to PVR’s expanding footprint in areas of operation, including acquisitions and the addition of the Spearman and Crossroads plants. These expenses include increased repairs and maintenance expenses, increased compressor rentals, chemical and treating expenses and increased labor costs.

Taxes other than income decreased due to higher property taxes. The increase in property taxes was a result of PVR’s acquisitions and plant expansions.

General and administrative expenses increased due to increased staffing and related benefit costs. The increase in personnel was primarily attributable to PVR’s acquisitions, plant expansions and well connects in established areas of operation.

Impairment expense in 2008 was the result of a reduction in the value of goodwill. PVR tests goodwill for impairment on an annual basis, at a minimum, and more frequently if a triggering event occurs. The goodwill testing during the fourth quarter of 2008 identified a goodwill impairment loss of $31.8 million. The impairment loss, which was triggered by fourth quarter declines in oil and gas spot and futures prices and a decline in PVR’s market capitalization, reduced to zero all goodwill recorded in conjunction with acquisitions made by the PVR natural gas midstream segment in 2008 and prior years.

Depreciation and amortization expenses increased primarily due to PVR’s capital expansions on the Spearman and Crossroads plants and acquisitions.

Other

Our other results consist of interest expense and derivative gains and losses. The following table sets forth a summary of certain financial data for our other results for the periods presented:

	Year Ended December 31,
	2009	2008	2007
Operating income	$105,925	$113,172	$115,243
Other income (expense)
Interest expense	(24,653)	(24,672)	(17,338)
Other	1,353	(2,739)	2,239
Derivatives	(19,714)	16,837	(45,568)
Net income	$62,911	$102,598	$54,576

Interest Expense.  PVR’s consolidated interest expense for the periods presented is comprised of the following:

	Year Ended December 31,
Source	2009	2008	2007
Interest on borrowings	$21,523	$23,641	$18,861
Capitalized interest(1)	(226)	(675)	(786)
Interest rate swaps	3,356	1,706	(737)
Total interest expense	$24,653	$24,672	$17,338

(1)	Capitalized interest was primarily related to the construction of our natural gas gathering facilities.

PVR’s consolidated interest expense remained relatively constant at $24.7 million for the years ended December 31, 2009 and 2008. Even though interest rates decreased during 2009, this decrease was offset in part by the higher level of outstanding borrowings during 2009 as compared to 2008. There were also higher levels of PVR’s debt issuance costs expensed in 2009 related to the March 2009 increase in the size of the PVR Revolver from $700.0 million to $800.0 million. The increase in interest expense in 2008 compared to 2007 is primarily due to the increase in PVR’s average debt balance.

The interest capitalized in all three years related to PVR’s construction of the Spearman and Crossroads plants.

In connection with the PVR Interest Rate Swaps, we recognized $3.4 million in net hedging losses in interest expense in 2009. The increase over prior years relates to the decrease in LIBOR rates during 2009 relative to the fixed interest rates of the PVR Interest Rate Swaps.

Derivatives.  Our results of operations and operating cash flows were impacted by changes in market prices for NGLs, crude oil and natural gas prices, as well as the PVR Interest Rate Swaps.

Commodity markets are volatile, and as a result, PVR’s hedging activity results can vary significantly. PVR’s results of operations are affected by the volatility of changes in fair value, which fluctuate with changes in NGL, crude oil and natural gas prices. PVR determines the fair values of its commodity derivative agreements based on discounted cash flows based on quoted forward prices for the respective commodities. The discounted cash flows utilize discount rates adjusted for the credit risk of PVR’s counterparties for derivatives in an asset position, and PVR’s own credit risk derivatives in a liability position.

During the first quarter of 2009, PVR discontinued hedge accounting for all of the PVR Interest Rate Swaps. Accordingly, subsequent fair value gains and losses for the PVR Interest Rate Swaps are recognized in the derivatives line item on our Consolidated Statements of Income.

PVR’s derivative activity for the periods presented is summarized below:

	Year Ended December 31,
	2009	2008	2007
Interest Rate Swap unrealized derivative gain	$3,260	$—	$—
Interest Rate Swap realized derivative loss	(7,566)	—	—
Natural gas midstream commodity unrealized derivative gain (loss)	(25,974)	55,303	(27,789)
Natural gas midstream commodity realized derivative gain (loss)	10,566	(38,466)	(17,779)
Total derivative gain (loss)	$(19,714)	$16,837	$(45,568)

Noncontrolling Interests.  Noncontrolling interests represents net income allocated to PVR’s limited partner units owned by the public. In 2009, 2008 and 2007, noncontrolling interests reduced our consolidated income from operations by $25.0 million, $49.9 million and $25.4 million.

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

As of December 31, 2009 and 2008, PVR’s environmental liabilities were $1.0 million and $1.2 million, which represents PVR’s best estimate of the liabilities as of those dates related to its coal and natural resource management and natural gas midstream businesses. PVR has reclamation bonding requirements with respect to certain unleased and inactive properties. Given the uncertainty of when a reclamation area will meet regulatory standards, a change in this estimate could occur in the future. For a summary of the environmental laws and regulations applicable to PVR’s operations, see Item 1, “Business — Government Regulation and Environmental Matters.”

Critical Accounting Estimates

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

Depreciation, Depletion and Amortization

We compute depreciation and amortization of property, plant and equipment using the straight-line balance method over the estimated useful life of each asset.

Coal properties are depleted on an area-by-area basis at a rate based on the cost of the mineral properties and the number of tons of estimated proven and probable coal reserves contained therein. Proven and probable coal reserves have been estimated by PVR’s own geologists and outside consultants. PVR’s estimates of coal reserves are updated periodically and may result in adjustments to coal reserves and depletion rates that are recognized prospectively. From time to time, PVR carries out core-hole drilling activities on its coal properties in order to ascertain the quality and quantity of the coal contained in those properties. These core-hole drilling activities are expensed as incurred. PVR depletes timber using a methodology consistent with the units-of-production method, but that is based on the quantity of timber harvested. PVR determines depletion of oil and gas royalty interests by the units-of-production method and these amounts could change with revisions to estimated proved recoverable reserves. When PVR retires or sells an asset, we remove its cost and related accumulated depreciation and amortization from our Consolidated Balance Sheets. Upon sale, we record the difference between the net book value, net of any assumed asset retirement obligation, and proceeds from disposition as a gain or loss.

Intangible assets are primarily associated with assumed contracts, customer relationships and rights-of-way. These intangible assets are amortized over periods of up to 20 years, the period in which benefits are derived from the contracts, customer relationships and rights-of-way, and are combined with property, plant and equipment and are reviewed for impairment. See Note 12 to the Consolidated Financial Statements for a more detailed description of PVR’s intangible assets.

Derivative Activities

From time to time, PVR enters into derivative financial instruments to mitigate its exposure to natural gas, crude oil and NGL price volatility. The derivative financial instruments, which are placed with financial institutions that PVR believes are of acceptable credit risks, take the form of collars and swaps. All derivative financial instruments are recognized in our Consolidated Financial Statements at fair value. The fair values of PVR’s derivative instruments are determined based on discounted cash flows derived from quoted forward prices. All derivative transactions are subject to PVR’s risk management policy, which has been reviewed and approved by the board of directors of PVR’s general partner.

During the first quarter of 2009, PVR discontinued hedge accounting for all of the PVR Interest Rate Swaps. Accordingly, subsequent fair value gains and losses for the PVR Interest Rate Swaps are recognized in the derivatives line item on our Consolidated Statements of Income. At December 31, 2009, a $1.4 million loss remained in accumulated other comprehensive income related to the PVR Interest Rate Swaps. The $1.4 million loss will be recognized in interest expense as the PVR Interest Rate Swaps settle.

Because PVR no longer applies hedge accounting for its derivatives, we recognize changes in fair value in earnings currently in the derivatives line on the Consolidated Statements of Income. We have experienced and could continue to experience significant changes in the estimate of unrealized derivative gains or losses recognized due to fluctuations in the value of these commodity derivative contracts. The discontinuation of hedge accounting has no impact on our reported cash flows, although our results of operations are affected by the volatility of mark-to-market gains and losses and changes in fair value, which fluctuate with changes in natural gas, crude oil and NGL prices. These fluctuations could be significant in a volatile pricing environment. See Note 8 to the Consolidated Financial Statements for a further description of PVR’s derivatives programs.

Impairment of Goodwill

Goodwill has been allocated to the PVR natural gas midstream segment and recorded in connection with acquisitions and business combinations. This goodwill is not amortized, but tested for impairment at least annually. Goodwill impairment is determined using a two-step test. The first step of the impairment test is used to identify potential impairment by comparing the fair value of a reporting unit to the book value, including goodwill. If the fair value of a reporting unit exceeds its book value, goodwill of the reporting unit is not considered impaired, and the second step of the impairment test is not required. If the book value of a reporting unit exceeds its fair value, the second step of the impairment test is performed to measure the amount of impairment loss, if any. The second step of the impairment test compares the implied fair value of the reporting unit’s goodwill with the book value of that goodwill. If the book value of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination.

PVR tested goodwill for impairment during the fourth quarter of 2008 and recorded a goodwill impairment loss of $31.8 million. The impairment loss, which was triggered by fourth quarter declines in oil and gas spot and futures prices and a decline in PVR’s market capitalization, reduced to zero all goodwill recorded in conjunction with acquisitions made by the PVR natural gas midstream segment in 2008 and prior years. This loss was recorded in the impairment line on our Consolidated Statements of Income. PVR’s goodwill balance remained at zero at December 31, 2009. See Note 11 to the Consolidated Financial Statements for a description of goodwill and the related impairment loss.

Equity Investments

PVR uses the equity method of accounting to account for its 25% member interest in Thunder Creek, as well as its investment in a 50% member interest in a coal handling joint venture, recording the initial investment at cost. Subsequently, the carrying amount of the investment is increased to reflect PVR’s share of income of the investee and capital contributions and is reduced to reflect its share of losses of the investee or distributions received from the investee as the joint ventures report them. PVR’s share of earnings or losses from Thunder Creek and from the coal handling joint venture is included in other revenues on our Consolidated Statements of Income. Other revenues also include amortization of the amount of the equity investments that exceed our portion of the underlying equity in net assets (the inside/outside basis). PVR records this amortization over the life of the contracts acquired in the Thunder Creek acquisition and the life of the coal services contracts acquired in PVR’s acquisition of the coal handling joint venture.

Gain on Sale of Subsidiary Units

We account for PVR equity issuances as sales of noncontrolling interests. For each PVR equity issuance, we have calculated a gain under in accordance with accounting standards for Sales of Stock by a Subsidiary. These standards provide guidance on accounting for the effect of issuances of a subsidiary’s stock on the parent’s investment in that subsidiary. In some situations, these standards allow registrants to elect an accounting policy of recording gains or losses on issuances of stock by a subsidiary either in income or as a capital transaction. Accordingly, we have elected to record gains and losses directly to partners’ capital.

New Accounting Standards

See Note 4 to the Consolidated Financial Statements for a description of recent accounting standards.

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

As a result of PVR’s risk management activities as discussed below, we are also exposed to counterparty risk with financial institutions with whom PVR enters into these risk management positions. Sensitivity to these risks has heightened due to the state of the global economy, including financial and credit markets.

PVR has completed a number of acquisitions in recent years. See Note 5 to the Consolidated Financial Statements for a description of PVR’s material acquisitions. In conjunction with PVR’s accounting for these acquisitions, it was necessary for PVR to estimate the values of the assets acquired and liabilities assumed, which involved the use of various assumptions. The most significant assumptions, and the ones requiring the most judgment, involve the estimated fair values of property, plant and equipment, and the resulting amount of goodwill, if any. Changes in operations, further decreases in commodity prices, changes in the business environment or further deteriorations of market conditions could substantially alter management’s assumptions and could result in lower estimates of values of acquired assets or of future cash flows. If these events occur, it is reasonably possible that we could record a significant impairment loss on our Consolidated Statements of Income.

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

At December 31, 2009, PVR reported a net commodity derivative liability related to the PVR natural gas midstream segment of $3.2 million that is with six counterparties and is substantially concentrated with three of those counterparties. This concentration may impact PVR’s overall credit risk, either positively or negatively, in that these counterparties may be similarly affected by changes in economic or other conditions. PVR neither paid nor received collateral with respect to its derivative positions. No significant uncertainties related to the collectability of amounts owed to PVR exist with regard to these counterparties.

In 2009, PVR reported a net derivative loss of $19.7 million. Some of PVR’s commodity derivative financial instruments initially qualified as cash flow hedges, and changes in the effective portion of fair value from these contracts were deferred in accumulated comprehensive income until the hedged transactions settled. When PVR discontinued hedge accounting for commodity derivatives in 2006, a net loss remained in accumulated other comprehensive income. As the hedged transactions settled in 2007 and 2008, PVR recognized these deferred changes in fair value in revenues and cost of gas purchased in its Consolidated Statements of Income. As of December 31, 2008, no net losses remained in accumulated other comprehensive income related to PVR’s natural gas midstream commodity derivatives.

Because PVR no longer uses hedge accounting for its commodity derivatives, PVR recognizes changes in fair value in earnings currently in the derivatives line on the Consolidated Statements of Income. PVR has experienced and could continue to experience significant changes in the estimate of unrealized derivative gains or losses recognized due to fluctuations in the value of these commodity derivative contracts. The discontinuation of hedge accounting has no impact on PVR’s reported cash flows, although PVR’s results of operations are affected by the volatility of mark-to-market gains and losses and changes in fair value, which fluctuate with changes in natural gas crude oil and NGL prices. These fluctuations could be significant in a volatile pricing environment.

The following table lists PVR’s commodity derivative agreements and their fair values as of December 31, 2009:

	Average Volume per Day	Swap Price	Weighted Average Price		Fair Value at December 31, 2009
			Put	Call
					(in thousands)
Crude Oil Collar	(barrels)		($ per barrel)
First Quarter 2010 through Fourth Quarter 2010	750		$70.00	$81.25	$(1,329)
First Quarter 2010 through Fourth Quarter 2010	1,000		$68.00	$80.00	(2,171)
First Quarter 2011 through Fourth Quarter 2011	400		$75.00	$98.50	18
Natural Gas Purchase Swap	(MMBtu)	($ per MMBtu)
First Quarter 2010 through Fourth Quarter 2010	5,000	$5.815			(41)
First Quarter 2011 through Fourth Quarter 2011	3,000	$6.430			(99)
NGL – Natural Gasoline Collar	(gallons)		($ per gallon)
First Quarter 2011 through Fourth Quarter 2011	60,000		$1.55	$1.92	(945)
Settlements to be received in subsequent period					1,331
					$(3,236)

PVR estimates that a $5.00 per barrel increase in the crude oil price would decrease the fair value of PVR’s crude oil collars by $3.1 million. PVR estimates that a $5.00 per barrel decrease in the crude oil price would increase the fair value of PVR’s crude oil collars by $2.8 million. PVR estimates that a $1.00 per MMBtu increase in the natural gas price would increase the fair value of PVR’s natural gas purchase swaps by $2.7 million. PVR estimates that a $1.00 per MMBtu decrease in the natural gas price would decrease the fair value of PVR’s natural gas purchase swaps by $2.7 million. PVR estimates that a $0.11 per gallon increase in the natural gasoline (a natural gas liquid, NGL) price would decrease the fair value of PVR’s natural gasoline collar by $1.8 million. PVR estimates that a $0.11 per gallon decrease in the natural gasoline price would increase the fair value of PVR’s natural gasoline collar by $1.7 million.

PVR estimates that, excluding the effects of derivative positions described above, for every $1.00 per MMBtu increase or decrease in the natural gas price, PVR’s natural gas midstream gross margin and operating income in 2010 would increase or decrease by $6.9 million. In addition, PVR estimates that for every $5.00 per barrel increase or decrease in the crude oil price, PVR’s natural gas midstream gross margin and operating income in 2010 would increase or decrease by $11.5 million. This assumes that natural gas prices, crude oil prices and inlet volumes remain constant at anticipated levels. These estimated changes in PVR’s gross margin and operating income exclude potential cash receipts or payments in settling these derivative positions.

Interest Rate Risk

As of December 31, 2009, PVR had $620.1 million of outstanding indebtedness under the PVR Revolver, which carries a variable interest rate throughout its term. PVR entered into the PVR Interest Rate Swaps to establish fixed interest rates on a portion of the outstanding indebtedness under the PVR Revolver. Until March 2010, the notional amounts of the PVR Interest Rate Swaps total $310.0 million, or 50.0% of PVR’s outstanding indebtedness under the PVR Revolver as of December 31, 2009, with PVR paying a weighted average fixed rate of 3.54% on the notional amount, and the counterparties paying a variable rate equal to the three-month LIBOR. From March 2010 to December 2011, the notional amounts of the PVR Interest Rate Swaps total $250.0 million, or 40.3% of PVR’s outstanding indebtedness under the PVR Revolver as of December 31, 2009, with PVR paying a weighted average fixed rate of 3.37% on the notional amount, and the counterparties paying a variable rate equal to the three-month LIBOR. From December 2011 to December 2012, the notional amounts of the PVR Interest Rate Swaps total $100.0 million, or 16.1% of PVR’s outstanding indebtedness under the PVR Revolver as of December 31, 2009, with PVR paying a weighted average fixed rate of 2.09% on the notional amount, and the counterparties paying a variable rate equal to the three-month LIBOR. The PVR Interest Rate Swaps extend one year past the current maturity of the PVR Revolver. A 1% increase in short-term interest rates on the floating rate debt outstanding under the PVR Revolver (net of amounts fixed through the PVR Interest Rate Swaps) as of December 31, 2009 would cost PVR approximately $3.1 million in additional interest expense per year.

During the first quarter of 2009, PVR discontinued hedge accounting for all of the PVR Interest Rate Swaps. Accordingly, subsequent fair value gains and losses for the PVR Interest Rate Swaps are recognized in earnings currently. Therefore, PVR’s results of operations are affected by the volatility of changes in fair value, which fluctuates with changes in interest rates. These fluctuations could be significant. See Note 8 to the Consolidated Financial Statements for a further description of PVR’s derivatives program.

Customer Credit Risk

PVR is exposed to the credit risk of its customers and lessees. Approximately 84%, or $69.3 million, of our consolidated accounts receivable at December 31, 2009 resulted from the PVR natural gas midstream segment and approximately 16%, or $13.0 million, resulted from the PVR coal and natural resource management segment. Approximately $11.6 million of the PVR natural gas midstream segment’s receivables at December 31, 2009 related to one customer, Tenaska Marketing Ventures. At December 31, 2009, 17% of the PVR natural gas midstream segment’s accounts receivable and 14% of our consolidated accounts receivable related to this PVR natural gas midstream customer. No significant uncertainties related to the collectability of amounts owed to PVR exist in regard to this natural gas midstream customer.

This customer concentration increases our exposure to credit risk on PVR’s receivables, since the financial insolvency of this customer could have a significant impact on PVR’s results of operations. If PVR’s customers or lessees become financially insolvent, they may not be able to continue to operate or meet their payment obligations. Any material losses as a result of customer defaults could harm and have an adverse effect on our business, financial condition or results of operations. Substantially all of PVR’s trade accounts receivable are unsecured.

To mitigate the risks of nonperformance by its customers, PVR performs ongoing credit evaluations of its existing customers. PVR monitors individual customer payment capability in granting credit arrangements to new customers by performing credit evaluations, seeking to limit credit to amounts PVR believes the customers can pay, and maintaining reserves PVR believes are adequate to cover exposure for uncollectable accounts. As of December 31, 2009, no receivables were collateralized, and PVR had recorded a $1.2 million allowance for doubtful accounts in the PVR natural gas midstream segment.

Item 8 Financial Statements and Supplementary Data

PENN VIRGINIA GP HOLDINGS, L.P. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of
Penn Virginia GP Holdings, L.P.:

We have audited the accompanying consolidated balance sheets of Penn Virginia GP Holdings, L.P., and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of income, partners’ capital and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2009. These consolidated financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Penn Virginia GP Holdings, L.P. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Penn Virginia GP Holdings, L.P.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 1, 2010, expressed an unqualified opinion on the effectiveness of the Partnership’s internal control over financial reporting.

/s/ KPMG LLP

Houston, Texas
March 1, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of
Penn Virginia GP Holdings L.P.:

We have audited Penn Virginia GP Holdings, L.P.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Penn Virginia GP Holdings, L.P.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting (Item 9A(b) herein). Our responsibility is to express an opinion on the Partnership’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Penn Virginia GP Holdings, L.P. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control —  Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Penn Virginia GP Holdings, L.P. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of income, partners’ capital and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2009, and our report dated March 1, 2010 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Houston, Texas
March 1, 2010

PENN VIRGINIA GP HOLDINGS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per unit amounts)

	Year Ended December 31,
	2009	2008	2007
Revenues
Natural gas midstream	$504,789	$720,002	$433,174
Coal royalties	120,435	122,834	94,140
Coal services	7,332	7,355	7,252
Other	24,148	31,389	14,879
Total revenues	656,704	881,580	549,445
Expenses
Cost of midstream gas purchased	406,583	612,530	343,293
Operating	35,111	32,677	20,964
Taxes other than income	4,794	4,258	3,040
General and administrative	32,545	28,976	25,393
Impairments	1,511	31,801	—
Depreciation, depletion and amortization	70,235	58,166	41,512
Total expenses	550,779	768,408	434,202
Operating income	105,925	113,172	115,243
Other income (expense)
Interest expense	(24,653)	(24,672)	(17,338)
Other	1,353	(2,739)	2,239
Derivatives	(19,714)	16,837	(45,568)
Net income	$62,911	$102,598	$54,576
Less net income attributable to noncontrolling interests	(25,032)	(49,912)	(25,407)
Net income attributable to Penn Virginia GP Holdings, L.P.	$37,879	$52,686	$29,169
Net income per unit attributable to Penn Virginia GP Holdings, L.P., basic and diluted	$0.97	$1.35	$0.75
Weighted average number of units outstanding, basic and diluted	39,075	39,075	39,071

See accompanying notes to consolidated financial statements.

PENN VIRGINIA GP HOLDINGS, L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands, except unit amounts)

	December 31, 2009	December 31, 2008
ASSETS
Current assets
Cash and cash equivalents	$19,314	$18,338
Accounts receivable, net of allowance for doubtful accounts	82,321	73,267
Derivative assets	1,331	30,431
Other current assets	4,816	4,263
Total current assets	107,782	126,299
Property, plant and equipment	1,162,070	1,093,526
Accumulated depreciation, depletion and amortization	(261,226)	(198,407)
Net property, plant and equipment	900,844	895,119
Equity investments	87,601	78,442
Intangible assets, net	83,741	92,672
Derivative assets	1,284	—
Other long-term assets	37,811	35,142
Total assets	$1,219,063	$1,227,674
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities
Accounts payable	$61,308	$60,442
Accrued liabilities	9,925	11,039
Deferred income	3,839	4,842
Derivative liabilities	11,251	13,585
Total current liabilities	86,323	89,908
Deferred income	5,482	6,150
Other liabilities	17,270	18,078
Derivative liabilities	4,285	6,915
Long-term debt	620,100	568,100
Commitments and contingencies (see Note 19)
Partners’ capital
Penn Virginia GP Holdings, L.P. partners’ capital	249,696	269,542
Noncontrolling interests of subsidiaries	235,907	268,981
Total partners’ capital	485,603	538,523
Total liabilities and partners’ capital	$1,219,063	$1,227,674

See accompanying notes to consolidated financial statements.

PENN VIRGINIA GP HOLDINGS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Twelve Months Ended December 31,
	2009	2008	2007
Cash flows from operating activities
Net income	$62,911	$102,598	$54,576
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	70,235	58,166	41,512
Impairments	1,511	31,801	—
Commodity derivative contracts:
Total derivative losses (gains)	22,700	(11,357)	50,163
Cash settlements of derivatives	3,000	(38,466)	(17,779)
Non-cash interest expense	4,391	2,693	678
Equity earnings, net of distributions received	(2,537)	(224)	(285)
Other	766	(1,048)	(845)
Changes in operating assets and liabilities
Accounts receivable	(8,387)	5,607	(11,901)
Accounts payable	1,218	(5,153)	13,791
Accrued liabilities	3,396	(3,520)	(2,228)
Deferred income	(1,671)	1,145	(1,799)
Other asset and liabilities	681	(5,055)	597
Net cash provided by operating activities	158,214	137,187	126,480
Cash flows from investing activities
Acquisitions	(29,580)	(260,376)	(176,917)
Additions to property, plant and equipment	(51,097)	(71,652)	(48,123)
Other	1,147	998	858
Net cash used in investing activities	(79,530)	(331,030)	(224,182)
Cash flows from financing activities
Distributions to partners	(120,450)	(108,263)	(79,579)
Proceeds from borrowings	132,000	453,800	220,500
Repayments of borrowings	(80,000)	(297,800)	(27,000)
Net proceeds from issuance of partners’ capital	—	138,141	—
Debt issuance costs and other	(9,258)	(4,200)	597
Net cash provided by (used in) financing activities	(77,708)	181,678	114,518
Net increase (decrease) in cash and cash equivalents	976	(12,165)	16,816
Cash and cash equivalents – beginning of period	18,338	30,503	13,687
Cash and cash equivalents – end of period	$19,314	$18,338	$30,503
Supplemental disclosure:
Cash paid for interest	$25,271	$23,282	$15,880
Noncash investing activities:
Issuance of PVR units for acquisition	$—	$15,171	$—
PVG units given as consideration for acquisition	$—	$68,021	$—
Other liabilities	$—	$4,673	$—

See accompanying notes to consolidated financial statements.

PENN VIRGINIA GP HOLDINGS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL AND COMPREHENSIVE INCOME
(in thousands)

	Common Units		Accumulated Other Comprehensive Income (Loss)	Gain on sale of subsidiary units	Noncontrolling interests of subsidiaries	Total	Comprehensive Income (Loss)
Balance at December 31, 2006	39,025	$82,842	$(3,806)	$—	$325,303	$404,339	$28,288
Issuance of units	50	860	—	—	—	860
Gain on sale of subsidiary units	—	—	—	150,459	(150,459)	—
Distributions paid	—	(35,554)	—	—	(44,021)	(79,575)
Net income	—	29,169	—	—	25,407	54,576	54,576
Other comprehensive income	—	—	532	—	727	1,259	1,259
Balance at December 31, 2007	39,075	$77,317	$(3,274)	$150,459	$156,957	$381,459	$55,835
Unit price adj for PVG units per EITF 99-12(1)	—	2,474	—	—	—	2,474
Gain on sale of subsidiary units	—	—	—	43,522	(43,522)	—
PVR issuance of units	—	—	—	—	157,108	157,108
Distributions paid	—	(54,704)	—	—	(53,559)	(108,263)
Net income	—	52,686	—	—	49,912	102,598	102,598
Other comprehensive income	—	—	1,062	—	2,085	3,147	3,147
Balance at December 31, 2008	39,075	$77,773	$(2,212)	$193,981	$268,981	$538,523	$105,745
Unit-based compensation	—	—	—	—	1,769	1,769
Distributions paid	—	(59,393)	—	—	(61,057)	(120,450)
Net income	—	37,879	—	—	25,032	62,911	62,911
Other comprehensive income	—	—	1,668	—	1,182	2,850	2,850
Balance at December 31, 2009	39,075	$56,259	$(544)	$193,981	$235,907	$485,603	$65,761

(1)	Represents the unit price adjustment for the PVG units purchased by PVR from Penn Virginia Corporation (“Penn Virginia”) and subsequently given as consideration in the acquisition of Lone Star Gathering, L.P. (“Lone Star”). See Note 5, “Acquisitions” for a description of this acquisition.

See accompanying notes to consolidated financial statements.

PENN VIRGINIA GP HOLDINGS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization

Penn Virginia GP Holdings, L.P. (the “Partnership,” “we,” “us” or “our”) is a publicly traded Delaware limited partnership formed in June 2006 that owns three types of equity interests in Penn Virginia Resource Partners, L.P. (“PVR”), a publicly traded Delaware limited partnership formed by Penn Virginia in 2001. As of December 31, 2009, the equity interests are (1) a 2% general partner interest in PVR, which we hold through our 100% ownership interest in Penn Virginia Resource GP, LLC, PVR’s general partner, (2) all of the incentive distribution rights (“IDRs”) in PVR, which we hold through our 100% ownership interest in PVR’s general partner and (3) an approximately 37% limited partner interest in PVR. With the IDRs, we receive an increasing percentage of PVR’s quarterly distributions of available cash from operating surplus after certain levels of cash distributions have been achieved. Our only cash generating assets consist of our equity interests in PVR. Due to our control of the general partner of PVR, the financial results of PVR are included in our consolidated financial statements. However, PVR functions with a capital structure that is independent of ours, consisting of its own debt instruments and publicly traded common units.

Our general partner is an indirect wholly owned subsidiary of Penn Virginia. As of December 31, 2009, Penn Virginia and its subsidiaries owned an approximately 51% limited partner interest in us.

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

PENN VIRGINIA GP HOLDINGS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

	Unitholders	General Partner
Quarterly cash distribution per unit:
First target – up to $0.275 per unit	98%	2%
Second target – above $0.275 per unit up to $0.325 per unit	85%	15%
Third target – above $0.325 per unit up to $0.375 per unit	75%	25%
Thereafter – above $0.375 per unit	50%	50%

The following table reflects the allocation of total cash distributions paid by PVR during the years ended December 31, 2009, 2008 and 2007 (in thousands):

	Year Ended December 31,
	2009	2008	2007
Limited partner units	$97,382	$89,207	$76,536
General partner interest (2%)	1,988	1,820	1,562
Incentive distribution rights	24,140	20,049	11,551
Phantom units	499	—	—
Total cash distributions paid	$124,009	$111,076	$89,649
Total cash distributions paid per limited partner unit	$1.88	$1.82	$1.66

On February 12, 2010, PVR paid a $0.47 per unit quarterly distribution to unitholders of record on February 2, 2010. This distribution was unchanged from the previous distribution paid on November 13, 2009.

In conjunction with our initial public offering in December 2006, Penn Virginia contributed its general partner interest, including its IDRs, and most of its limited partner interest in PVR to us in exchange for the general partner interest and a limited partner interest in us. We also purchased additional common units and Class B units of PVR with the proceeds of our initial public offering. We received total distributions from PVR of $63.0 million, $57.5 million and $45.6 million in 2009, 2008 and 2007, allocated among our limited partner interest, general partner interest and IDRs in PVR as shown in the following table (in thousands):

	Year Ended December 31,
	2009	2008	2007
Limited partner units	$36,824	$35,648	$32,515
General partner interest (2%)	1,988	1,820	1,562
IDRs	24,140	20,049	11,551
Total cash distributions paid	$62,952	$57,517	$45,628

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

PENN VIRGINIA GP HOLDINGS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Summary of Significant Accounting Policies  – (continued)

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

Our consolidated financial statements include the accounts of the Partnership and all of our wholly owned subsidiaries. Intercompany balances and transactions have been eliminated in consolidation. PVR owns a 25% member interest in Thunder Creek, a joint venture that gathers and transports coalbed methane in Wyoming’s Powder River Basin and a 50% member interest in a coal handling joint venture. Earnings from PVR’s 25% member interest in Thunder Creek are recorded in the other revenues line on the consolidated statements of income, and earnings from PVR’s 50% member interest in a coal handling venture are recorded in the coal services line on the consolidated statements of income. PVR’s investments in these equity affiliates are recorded on the equity investments line on the consolidated balance sheets. Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. These statements involve the use of estimates and judgments where appropriate. Certain reclassifications have been made to conform to the current period’s presentation. Management has evaluated all activities of the Partnership through the date upon which the Consolidated Financial Statements were issued, and concluded that no subsequent events have occurred that would require recognition in the Consolidated Financial Statements or disclosure in the Notes to the Consolidated Financial Statements.

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

PENN VIRGINIA GP HOLDINGS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Summary of Significant Accounting Policies  – (continued)

Property, Plant and Equipment

Property, plant and equipment consist of PVR’s ownership in coal fee mineral interests, PVR’s royalty interest in oil and natural gas wells, forestlands, processing facilities, gathering systems, compressor stations and related equipment. Property, plant and equipment are carried at cost and include expenditures for additions and improvements, such as roads and land improvements, which increase the productive lives of existing assets. Maintenance and repair costs are charged to expense as incurred. Renewals and betterments, which extend the useful life of the properties, are capitalized. We compute depreciation and amortization of property, plant and equipment using the straight-line balance method over the estimated useful life of each asset as follows:

Useful Life
Gathering systems	15 – 20 years
Compressor stations	5 – 15 years
Processing plants	15 years
Other property and equipment	3 – 20 years

Coal properties are depleted on an area-by-area basis at a rate based on the cost of the mineral properties and the number of tons of estimated proven and probable coal reserves contained therein. Proven and probable coal reserves have been estimated by PVR’s own geologists and outside consultants. PVR’s estimates of coal reserves are updated periodically and may result in adjustments to coal reserves and depletion rates that are recognized prospectively. From time to time, PVR carries out core-hole drilling activities on its coal properties in order to ascertain the quality and quantity of the coal contained in those properties. These core-hole drilling activities are expensed as incurred. PVR depletes timber using a methodology consistent with the units-of-production method, but that is based on the quantity of timber harvested. PVR determines depletion of oil and gas royalty interests by the units-of-production method and these amounts could change with revisions to estimated proved recoverable reserves. When PVR retires or sells an asset, we remove its cost and related accumulated depreciation and amortization from our consolidated balance sheets. Upon sale, we record the difference between the net book value, net of any assumed asset retirement obligation (“ARO”), and proceeds from disposition as a gain or loss.

Intangible assets are primarily associated with assumed contracts, customer relationships and rights-of-way. These intangible assets are amortized over periods of up to 20 years, the period in which benefits are derived from the contracts, customer relationships and rights-of-way, and are reviewed for impairment along with their associated property, plant and equipment whenever events or changes in circumstances indicated that the carrying amounts may not be recoverable. See Note 12, “Intangible Assets, net” for a more detailed description of our intangible assets.

Asset Retirement Obligations

We recognize the fair value of a liability for an ARO in the period in which it is incurred. The determination of fair value is based upon regional market and specific facility type information. The associated asset retirement costs are capitalized as part of the carrying cost of the asset. See Note 14, “Asset Retirement Obligations.” The long-lived assets for which our AROs are recorded include compressor stations, gathering systems and coal processing plants. The amount of an ARO and the costs capitalized represent the estimated future cost to satisfy the abandonment obligation using current prices that are escalated by an assumed inflation factor after discounting the future cost back to the date that the abandonment obligation was incurred using a rate commensurate with the risk, which approximates our cost of funds. After recording these amounts, the ARO is accreted to its future estimated value using the same assumed rate, and the additional capitalized costs are depreciated over the productive life of the assets. Both the accretion and the depreciation are included in depreciation, depletion and amortization (“DD&A”) expense on our consolidated statements of income.

PENN VIRGINIA GP HOLDINGS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Summary of Significant Accounting Policies  – (continued)

In connection with PVR’s natural gas midstream assets, we are obligated under federal regulations to perform limited procedures around the abandonment of pipelines. In some cases, we are unable to reasonably determine the fair value of such ARO because the settlement dates, or ranges thereof, are indeterminable. An ARO will be recorded in the period in which we can reasonably determine the settlement dates.

Impairment of Long-Lived Assets

We review long-lived assets to be held and used, including intangible assets, whenever events or circumstances indicate that the carrying value of those assets may not be recoverable. We recognize an impairment loss when the carrying amount of an asset exceeds the sum of the undiscounted estimated future cash flows. In this circumstance, we recognize an impairment loss equal to the difference between the carrying value and the fair value of the asset. Fair value is estimated to be the present value of future net cash flows from the asset, discounted using a rate commensurate with the risk and remaining life of the asset.

The PVR natural gas midstream segment has completed a number of acquisitions in recent years. See Note 5, “Acquisitions,” for a description of the PVR natural gas midstream segment’s material acquisitions. In conjunction with our accounting for these acquisitions, it was necessary for us to estimate the values of the assets acquired and liabilities assumed, which involved the use of various assumptions. The most significant assumptions, and the ones requiring the most judgment, involve the estimated fair values of property, plant and equipment, and the resulting amount of goodwill, if any. Changes in operations, further decreases in commodity prices, changes in the business environment or further deteriorations of market conditions could substantially alter management’s assumptions and could result in lower estimates of values of acquired assets or of future cash flows. If these events occur, it is reasonably possible that we could record a significant impairment loss on our consolidated statements of income.

Impairment of Goodwill

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

Management uses a number of different criteria when evaluating goodwill for possible impairment. Indicators such as significant decreases in a reporting unit’s book value, decreases in cash flows, sustained operating losses, a sustained decrease in market capitalization, adverse changes in the business climate, legal matters, losses of significant customers and new technologies which could accelerate obsolescence of business products are used by management when performing its evaluations. We tested goodwill for impairment during the fourth quarter of 2008 and recorded an impairment loss of $31.8 million. As a result of this impairment loss, we did not have a balance in goodwill at December 31, 2008. We had a $7.7 million balance in goodwill at December 31, 2007. See Note 11, “Goodwill” for a description of goodwill and the related impairment loss.

PENN VIRGINIA GP HOLDINGS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Summary of Significant Accounting Policies  – (continued)

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

Concentration of Credit Risk

Approximately 84% of our consolidated accounts receivable at December 31, 2009 resulted from the PVR natural gas midstream segment and approximately 16% resulted from the PVR coal and natural resource management segment. Approximately 17% of the PVR natural gas midstream segment’s accounts receivables and 14% of our consolidated accounts receivable at December 31, 2009 related to one natural gas midstream customer. As of December 31, 2009, no receivables were collateralized, and we had recorded a $1.2 million allowance for doubtful accounts in the PVR natural gas midstream segment. No significant uncertainties related to the collectability of amounts owed to PVR exist in regard to this PVR natural gas midstream customer. This customer concentration increases our exposure to credit risk on PVR’s receivables, since the financial insolvency of any of this customer could have a significant impact on our results of operations.

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

PENN VIRGINIA GP HOLDINGS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Summary of Significant Accounting Policies  – (continued)

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

Producer Services Revenues.  We recognize producer services revenues in connection with agent fees for the marketing by PVR of Penn Virginia’s and other third parties’ natural gas production. PVR aggregates third-party volumes and sells those volumes into intrastate pipeline systems and at market hubs accessed by various interstate pipelines.

Derivative Instruments

From time to time, PVR enters into derivative financial instruments to mitigate its exposure to natural gas, crude oil and NGL price volatility. The derivative financial instruments, which are placed with financial institutions that PVR believe are acceptable credit risks, take the form of collars and swaps. All derivative financial instruments are recognized in our consolidated financial statements at fair value. The fair values of PVR’s derivative instruments are determined based on discounted cash flows derived from quoted forward prices. All derivative transactions are subject to our risk management policy, which has been reviewed and approved by the board of directors of PVR’s general partner. During 2006 PVR discontinued hedge accounting for commodity derivatives.

Because we no longer apply hedge accounting for our commodity derivatives, we recognize changes in fair value in earnings currently in the derivatives line on the consolidated statements of income. We have experienced and could continue to experience significant changes in the estimate of unrealized derivative gains or losses recognized due to fluctuations in the value of these commodity derivative contracts. The discontinuation of hedge accounting has no impact on our reported cash flows, although our results of

PENN VIRGINIA GP HOLDINGS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Summary of Significant Accounting Policies  – (continued)

operations are affected by the volatility of mark-to-market gains and losses and changes in fair value, which fluctuate with changes in natural gas, crude oil and NGL prices. These fluctuations could be significant in a volatile pricing environment.

PVR has also entered into interest rate swaps agreements (the “PVR Interest Rate Swaps”) to mitigate its exposure to debt interest expense. During the first quarter of 2009, PVR discontinued hedge accounting for all of the PVR Interest Rate Swaps. Accordingly, subsequent fair value gains and losses for the PVR Interest Rate Swaps are recognized in the derivatives line item on the consolidated statements of income. During the year ended December 31, 2009, PVR reclassified a total of $3.4 million from accumulated other comprehensive income (“AOCI”) to earnings related the PVR Interest Rate Swaps. At December 31, 2009, a $1.4 million loss remained in AOCI and will be recognized in interest expense as the PVR Interest Rate Swaps settle. See Note 8, “Derivative Instruments,” for a description of PVR’s derivative program.

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

Net Income per Limited Partner Unit

Basic and diluted net income per limited partner unit is determined by dividing net income by the weighted average number of outstanding common units. At December 31, 2009, there were no dilutive units.

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

Noncontrolling Interests

Effective January 1, 2009, we adopted the new accounting standard on noncontrolling interests. This standard requires that the noncontrolling interests in PVR be reported on our consolidated balance sheets as a separate item within partners’ capital. Net income attributable to the noncontrolling interests in PVR is separately presented on the face of our consolidated statements of income. Our consolidated financial statements have been retroactively adjusted to reflect the adoption of this standard. Comprehensive income attributable to the noncontrolling interests in PVR is separately presented in our schedule of comprehensive income, see Note 20, “Comprehensive Income”. This standard also requires that gains from the sales of subsidiary units be recorded directly to partners’ capital. If we sell sufficient controlling interests in our subsidiaries to require deconsolidation of those subsidiaries, then we expect to record a gain or loss on our consolidated statements of income.

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

PENN VIRGINIA GP HOLDINGS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Summary of Significant Accounting Policies  – (continued)

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

We and PVR account for unit-based compensation in accordance with authoritative accounting literature related to share-based payments, which establishes standards for transactions in which an entity exchanges its equity instruments for goods and services. This standard requires us and PVR to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. See Note 18, “Unit-Based Payments.”

Gain on Sale of Subsidiary Units

We account for PVR equity issuances as sales of noncontrolling interests. For each PVR equity issuance, we have calculated a gain in accordance with authoritative accounting literature related to accounting for sales of stock by a subsidiary (“SAB 51”). SAB 51 provides guidance on accounting for the effect of issuances of a subsidiary’s stock on the parent’s investment in that subsidiary. In some situations, SAB 51 allows registrants to elect an accounting policy of recording gains or losses on issuances of stock by a subsidiary either in income or as a capital transaction. Accordingly, we adopted a policy of recording SAB 51 gains and losses directly to partners’ capital. As a result of PVR’s unit offering in May 2008, we recognized gains in partners’ capital of $39.5 million. See Note 6, “PVR Unit Offering.” As a result of the issuance of PVR units in the acquisition of Lone Star, we recognized gains in partners’ capital of $4.0 million. See Note 5, “Acquisitions.” These gains in partners’ capital resulted in a $43.5 million decrease in our noncontrolling interests in PVR.

New Accounting Standards

In April 2008, an amendment to accounting standards related to the determination of the useful life of intangible assets was issued. This amendment addresses the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible. This amendment is effective for fiscal years beginning after December 15, 2008 and did not have a material impact on our financial statements.

In April 2009, an amendment to business combination standards was issued related to accounting for assets acquired and liabilities assumed in a business combination that arise from contingencies. This amendment addresses application issues raised by preparers, auditors and members of the legal profession on initial recognition and measurement, subsequent measurement and accounting and disclosure of assets and liabilities arising from contingencies in a business combination. The amendment is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. This amendment will have an impact on our accounting for any future acquisitions and our financial statements.

In May 2009, an accounting standard related to Subsequent Events was issued and established principles and requirements for evaluating and reporting subsequent. Disclosures are required as of the date through which subsequent events are evaluated by management and were effective for interim periods ending after June 15, 2009 and apply prospectively. Because these are disclosure requirements only, and do not affect the accounting treatment for subsequent events, the adoption of this accounting standard did not impact our financial statements.

PENN VIRGINIA GP HOLDINGS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Summary of Significant Accounting Policies  – (continued)

Effective July 1, 2009, we adopted the Financial Accounting Standards Board (“FASB”) accounting standards codification for generally accepted accounting. These standards establish the FASB’s accounting standards codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with United States generally accepted accounting principles (“U.S. GAAP”). Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. The Codification superseded all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification is non-authoritative. The FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates (“ASUs”). The FASB will not consider ASUs as authoritative in their own right. ASUs will serve only to update the Codification, provide background information about the guidance and provide the bases for conclusions on the change(s) in the Codification. References made to FASB guidance throughout these financials have been updated for the Codification.

In August 2009, the FASB issued guidance on how companies should measure liabilities at fair value. The guidance clarifies that the quoted price for an identical liability should be used. However, if such information is not available, an entity may use the quoted price of an identical liability when traded as an asset, quoted prices for similar liabilities or similar liabilities traded as assets, or another valuation technique (such as the market or income approach). The guidance also indicates that the fair value of a liability is not adjusted to reflect the impact of contractual restrictions that prevent its transfer and indicates circumstances in which quoted prices for an identical liability or quoted price for an identical liability traded as an asset may be considered level 1 fair value measurements. This guidance was effective October 1, 2009. The adoption of this guidance did not have a material impact on our financial statements.

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

Lone Star Gathering, L.P. (“Lone Star”)

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

PENN VIRGINIA GP HOLDINGS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. Acquisitions  – (continued)

The Lone Star acquisition has been accounted for using the purchase method of accounting. Under the purchase method of accounting, the total purchase price has been allocated to the net tangible and intangible assets acquired from Lone Star based on their estimated fair values. The total purchase price was allocated to the assets purchased based upon fair values on the date of the Lone Star acquisition as follows (in thousands):

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

The purchase price included approximately $11.2 million of goodwill, all of which was allocated to the PVR natural gas midstream segment. A significant factor that contributed to the recognition of goodwill includes the ability to acquire an established business on the western border of the expanding Barnett Shale play in the Fort Worth Basin. In accordance with goodwill and other intangible assets accounting standards, goodwill recorded in connection with a business combination is not amortized, but is tested for impairment at least annually. Accordingly, the accompanying pro forma combined income statement does not include amortization of the goodwill recorded in the acquisition. As a result of testing goodwill for impairment in the fourth quarter of 2008, we recognized a loss on impairment of goodwill. See Note 11, “Goodwill” for a description of our goodwill impairment.

The purchase price includes approximately $69.2 million of intangible assets that are associated with assumed contracts and customer relationships. These intangible assets will be amortized over the period in which benefits are derived from the contracts and relationships assumed and will be reviewed for impairment along with the related tangible assets. Based on when the estimated economic benefit will be earned, we estimate the useful lives of these intangible assets to be 20 years. See Note 12, “Intangible Assets, net.”

The following pro forma financial information reflects the consolidated results of our operations as if the Lone Star acquisition had occurred on January 1, 2007. The pro forma information includes adjustments primarily for depreciation of acquired property and equipment, the amortization of intangible assets, interest expense for acquisition debt and the change in weighted average common units resulting from the issuance of 542,610 of PVR’s newly issued common units given as consideration in the Lone Star acquisition. The pro forma financial information is not necessarily indicative of the results of operations as it would have been had these transactions been effected on the assumed date (in thousands, except per unit data):

	Year Ended December 31,
	2008	2007
	(Unaudited)
Revenues	$885,147	$552,439
Net income	$93,363	$38,778
Net income per limited partner unit, basic & diluted	$1.41	$0.54

PENN VIRGINIA GP HOLDINGS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. Acquisitions  – (continued)

Other Business Combinations

In July 2009, PVR completed an acquisition of the gas processing and residue pipeline facilities in western Oklahoma for approximately $22.6 million in cash (the “Sweetwater” plant). Funding of the acquisition was provided by long-term debt under the PVR Revolver. The acquired assets included a 60 MMcfd processing plant. The purchase price has been allocated as follows: $13.1 million to processing plant and related equipment and $9.5 million to pipelines and compressor stations.

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

The pro forma results for these business combinations for the years ended December 31, 2008 and 2007 do not materially change the net income for these periods.

6. PVR Unit Offering

In May 2008, PVR issued 5.15 million common units representing limited partner interests in PVR in a registered public offering and received $138.2 million in net proceeds. We made contributions to PVR of $2.9 million to maintain our indirect 2% general partner interest. PVR used the net proceeds to repay a portion of its borrowings under the PVR Revolver.

7. Fair Value Measurement of Financial Instruments

Effective January 1, 2009, we adopted the new accounting standard on fair value measurements and disclosures applicable to both our financial and nonfinancial assets and liabilities that are measured and reported on a fair value basis. Our financial instruments that are subject to fair value disclosures consist of cash and cash equivalents, accounts receivable, accounts payable, derivative instruments and long-term debt. At December 31, 2009, the carrying values of all these financial instruments approximated their fair value.

PENN VIRGINIA GP HOLDINGS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. Fair Value Measurement of Financial Instruments  – (continued)

Authoritative accounting literature requires fair value measurements to be classified and disclosed in one of the following three categories:

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

Nonrecurring Fair Value Measurements

PVR has completed a number of acquisitions in recent years. See Note 5, “Acquisitions,” for a description of the PVR natural gas midstream segment’s material acquisitions. In conjunction with our accounting for these acquisitions, it was necessary for us to estimate the values of the assets acquired and liabilities assumed, which involved the use of various assumptions. The most significant assumptions, and the ones requiring the most judgment, involve the estimated fair values of property, plant and equipment, AROs and the resulting amount of goodwill, if any. The Sweetwater plant acquisition included nonfinancial assets and liabilities that were measured at fair value during 2009. The cost approach was used to develop the fair values of the Sweetwater plant assets. The cost approach is a technique that uses the reproduction or replacement cost as an initial basis for value. The cost to reproduce or replace the subject asset with a new asset, either identical (reproduction) or having the same utility (replacement), establishes the highest amount a prudent investor is likely to pay. A series of models were used to value the Sweetwater plant and related pipelines. Salient data points for the model included capacities of the processing plant, processing technology, and size and length of pipeline. To the extent that the asset being valued provides less utility than a new one, due to physical deterioration, functional obsolescence, and/or economic obsolescence the value of the subject asset is adjusted for those reductions in value. Adjustments may be made for age, physical wear and tear, technological inefficiencies, changes in price levels and reduced demand, among other factors. Related to the Sweetwater plant assets, an ARO liability was recognized. See Note 4, “Summary of Significant Accounting Policies” for a description of the inputs and techniques used to derive ARO fair values. Unrelated to the Sweetwater plant acquisition, there was a fair value measurement of an intangible asset. During 2009 an intangible asset was impaired related to a bankruptcy court’s decision to reject a wheelage agreement associated with a lessee of the PVR coal and natural resource segment. The fair value of the agreement was deemed to be zero. The following table summarizes the initial fair value estimates for nonfinancial assets and liabilities measured at fair value on a nonrecurring basis by category during 2009 (in thousands):

		Fair Value Measurements, Using
Description	Fair Value Measurements at December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Sweetwater plant PP&E – noncurrent assets	$22,772	$—	$—	$22,772
Sweetwater plant ARO – noncurrent liabilities	(208)	—	—	(208)
Total	$22,564	$—	$—	$22,564

PENN VIRGINIA GP HOLDINGS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. Fair Value Measurement of Financial Instruments  – (continued)

Recurring Fair Value Measurements

The following table summarizes the assets and liabilities measured at fair value on a recurring basis and include PVR’s derivative financial instruments by categories as of December 31, 2009 (in thousands):

		Fair Value Measurements at December 31, 2009, Using
Description	Fair Value Measurements at December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap assets – noncurrent	$1,266	$—	$1,266	$—
Interest rate swap liabilities – current	(7,710)	—	(7,710)	—
Interest rate swap liabilities – noncurrent	(3,241)	—	(3,241)	—
Commodity derivative assets – current	1,331	—	1,331	—
Commodity derivative assets – noncurrent	18	—	18	—
Commodity derivative liabilities – current	(3,541)	—	(3,541)	—
Commodity derivative liabilities – noncurrent	(1,044)	—	(1,044)	—
Total	$(12,921)	$—	$(12,921)	$—

The values of both the PVR Interest Rate Swap and commodity derivatives are presented in the derivative assets and derivative liabilities line items on the consolidated balance sheets.

See Note 8, “Derivative Instruments,” for the effects of these instruments on our consolidated statements of income.

We use the following methods and assumptions to estimate the fair values in the above table:

•	Commodity derivative instruments: PVR’s natural gas midstream segment’s utilize utilize collar derivative contracts to hedge against the variability in the frac spread. PVR determines the fair values of its commodity derivative agreements based on discounted cash flows based on quoted forward prices for the respective commodities. This is a level 2 input. PVR generally uses the income approach, using valuation techniques that convert future cash flows to a single discounted value. See Note 8, “Derivative Instruments.”
•	Interest rate swaps: PVR has entered into the PVR Interest Rate Swaps to establish fixed rates on a portion of the outstanding borrowings under the PVR Revolver. PVR uses an income approach using valuation techniques that connect future cash flows to a single discounted value. PVR estimates the fair value of the swaps based on published interest rate yield curves as of the date of the estimate. This is a level 2 input. See Note 8, “Derivative Instruments.”

8. Derivative Instruments

PVR Natural Gas Midstream Segment Commodity Derivatives

PVR utilizes costless collars and swap derivative contracts to hedge against the variability in cash flows associated with its anticipated natural gas midstream revenues and cost of midstream gas purchased. PVR also utilizes collar derivative contracts to hedge against the variability in its frac spread. PVR’s frac spread is the spread between the purchase price for the natural gas purchase from producers and the sale price for NGLs that is sold after processing. PVR hedges against the variability in its frac spread by entering into costless collar and swap derivative contracts to sell NGLs forward at a predetermined commodity price and to

PENN VIRGINIA GP HOLDINGS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. Derivative Instruments  – (continued)

purchase an equivalent volume of natural gas forward on an MMBtu basis. While the use of derivative instruments limits the risk of adverse price movements, such use may also limit future revenues or cost savings from favorable price movements.

With respect to a costless collar contract, the counterparty is required to make a payment to us if the settlement price for any settlement period is below the Put (or floor) price for such contract. PVR is required to make a payment to the counterparty if the settlement price for any settlement period is above the Call (or ceiling) price for such contract. Neither party is required to make a payment to the other party if the settlement price for any settlement period is equal to or greater than the floor price and equal to or less than the ceiling price for such contract. With respect to a swap contract for the purchase of a commodity, the counterparty is required to make a payment to us if the settlement price for any settlement period is greater than the swap price for such contract, and PVR is required to make a payment to the counterparty if the settlement price is less than the swap price for such contract.

PVR determines the fair values of its derivative agreements by discounting the cash flows based on quoted forward prices for the respective commodities as of December 31, 2009, using discount rates adjusted for the credit risk of the counterparties if the derivative is in an asset position and its own credit risk for derivatives in a liability position. The following table sets forth our positions as of December 31, 2009 for commodities related to natural gas midstream revenues and cost of midstream gas purchased:

	Average Volume per Day		Weighted Average Price		Fair Value at December 31, 2009
		Swap Price	Put	Call
					(in thousands)
Crude Oil Collar	(barrels)		($ per barrel)
First Quarter 2010 through Fourth Quarter 2010	750		$70.00	$81.25	$(1,329)
First Quarter 2010 through Fourth Quarter 2010	1,000		$68.00	$80.00	(2,171)
First Quarter 2011 through Fourth Quarter 2011	400		$75.00	$98.50	18
Natural Gas Purchase Swap	(MMBtu)	($ per MMBtu)
First Quarter 2010 through Fourth Quarter 2010	5,000	$5.815			(41)
First Quarter 2011 through Fourth Quarter 2011	3,000	$6.430			(99)
NGL – Natural Gasoline Collar	(gallons)		($ per gallon)
First Quarter 2011 through Fourth Quarter 2011	60,000		$1.55	$1.92	(945)
Settlements to be received in subsequent period					1,331

At December 31, 2009, PVR reported a net derivative liability related to the natural gas midstream segment of $3.2 million. No amounts remain in AOCI related to derivatives in the natural gas midstream segment for which PVR discontinued hedge accounting in 2006, and no amounts have been recorded to AOCI related to the derivative positions as of December 31, 2009.

PENN VIRGINIA GP HOLDINGS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. Derivative Instruments  – (continued)

PVR Interest Rate Swaps

PVR has entered into the PVR Interest Rate Swaps to establish fixed rates on a portion of the outstanding borrowings under the PVR Revolver. Until March 2010, the notional amounts of the PVR Interest Rate Swaps total $310.0 million, or approximately 50% of PVR’s total long-term debt outstanding as of December 31, 2009, with PVR paying a weighted average fixed rate of 3.54% on the notional amount, and the counterparties paying a variable rate equal to the three-month London Interbank Offered Rate (“LIBOR”). From March 2010 to December 2011, the notional amounts of the PVR Interest Rate Swaps total $250.0 million with PVR paying a weighted average fixed rate of 3.37% on the notional amount, and the counterparties paying a variable rate equal to the three-month LIBOR. From December 2011 to December 2012, the notional amounts of the PVR Interest Rate Swaps total $100.0 million, with PVR paying a weighted average fixed rate of 2.09% on the notional amount, and the counterparties paying a variable rate equal to the three-month LIBOR. The PVR Interest Rate Swaps extend one year past the maturity of the current PVR Revolver. The PVR Interest Rate Swaps have been entered into with seven financial institution counterparties, with no counterparty having more than 24% of the open positions. The following table sets forth the positions as of December 31, 2009 for the PVR Interest Rate Swaps:

Dates	Notional Amounts	Weighted- Average Fixed Rate	Fair Value at December 31, 2009
			(in thousands)
Until March 2010	$310.0	3.54%	$(2,479)
March 2010 – December 2011	$250.0	3.37%	(8,456)
December 2011 – December 2012	$100.0	2.09%	1,252

During the first quarter of 2009, PVR discontinued hedge accounting for all of the PVR Interest Rate Swaps. Accordingly, subsequent fair value gains and losses for the PVR Interest Rate Swaps have been recognized in the derivatives line item on our consolidated statements of income. At December 31, 2009, a $1.4 million loss remained in AOCI related to the PVR Interest Rate Swaps. The $1.4 million loss will be recognized in interest expense as the original forecasted interest payments occur.

PVR reported a (i) net derivative liability of $9.7 million at December 31, 2009 and (ii) loss in AOCI of $1.4 million at December 31, 2009 related to the PVR Interest Rate Swaps. In connection with periodic settlements, PVR recognized $3.4 million of net hedging losses in interest expense in the year ended December 31, 2009. Based upon future interest rate curves at December 31, 2009, PVR expects to realize $7.7 million of hedging losses within the next 12 months. The amounts that we ultimately realize will vary due to changes in the fair value of open derivative agreements prior to settlement.

PENN VIRGINIA GP HOLDINGS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. Derivative Instruments  – (continued)

Financial Statement Impact of Derivatives

The following table summarizes the effects of PVR’s derivative activities, as well as the location of the gains and losses, on our consolidated statements of income for the periods presented (in thousands):

	Location of gain (loss) on derivatives recognized in income	Year Ended December 31,
		2009	2008
Derivatives not designated as hedging instruments:
Commodity contracts(1)	Natural gas midstream revenues	$—	$(8,219)
Commodity contracts(1)	Cost of midstream gas purchased	—	2,739
Interest rate contracts(2)	Interest expense	(3,356)	(1,706)
Interest rate contracts	Derivatives	(4,306)	(8,635)
Commodity contracts	Derivatives	(15,408)	25,472
Total increase (decrease) in net income resulting from derivatives		$(23,070)	$9,651
Realized and unrealized derivative impact:
Cash received (paid) for commodity and interest rate	Derivatives	3,000	(38,466)
Cash paid for interest rate contract settlements	Interest expense	(370)	(503)
Unrealized derivative gain (loss)(3)		(25,700)	48,620
Total increase (decrease) in net income resulting from derivatives		$(23,070)	$9,651

(1)	This represents commodity derivative amounts reclassified out of AOCI and into earnings. Subsequent to the discontinuation of hedge accounting for commodity derivatives in 2006, amounts remaining in AOCI have been reclassified into earnings in the same period or periods during which the original hedge forecasted transaction affects earnings. No losses remain in AOCI related to commodity derivatives for which we discontinued hedge accounting in 2006.
(2)	This represents PVR Interest Rate Swap amounts reclassified out of AOCI and into earnings. During 2008 and 2009 PVR discontinued hedge accounting for various PVR Interest Rate Swaps at different times. By the first quarter of 2009 PVR discontinued hedge accounting for the remaining PVR Interest Rate Swaps. During 2009 and 2008 PVR reclassified $0.4 million and $0.5 million out of AOCI relating to actual hedge settlements accounted for under hedge accounting. During 2009 and 2008 PVR reclassified $3.0 million and $1.2 million for remaining AOCI that have been reclassified into earnings in the same period or periods relating to PVR Interest Rate Swaps not designated for hedge accounting.
(3)	This activity represents unrealized gains in the natural gas midstream, cost of midstream gas purchased, interest expense and derivatives lines on our consolidated statements of income.

PENN VIRGINIA GP HOLDINGS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. Derivative Instruments  – (continued)

The following table summarizes the fair value of PVR’s derivative instruments, as well as the locations of these instruments on our consolidated balance sheets as for the periods presented (in thousands):

		Fair values as of December 31, 2009		Fair values as of December 31, 2008
	Balance Sheet Location	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Derivatives not designated as hedging instruments:
Interest rate contracts(1)	Derivative assets/liabilities – current	$—	$7,710	$—	$5,891
Interest rate contracts(1)	Derivative assets/liabilities – noncurrent	1,266	3,241	—	6,915
Commodity contracts	Derivative assets/liabilities – current	1,331	3,541	30,431	7,694
Commodity contracts	Derivative assets/liabilities – noncurrent	18	1,044	—	—
Total derivatives not designated as hedging instruments		$2,615	$15,536	$30,431	$20,500
Total fair value of derivative instruments		$2,615	$15,536	$30,431	$20,500

(1)	During 2009 and 2008 PVR discontinued hedge accounting for various PVR Interest Rate Swaps at different times. By the first quarter of 2009 PVR discontinued hedge accounting for the remaining PVR Interest Rate Swaps. For presentational purposes all PVR Interest Rate Swaps are shown as not designated as hedging instruments for both periods presented, 2009 and 2008, reflecting their accounting status as of December 31, 2009.

See Note 7, “Fair Value Measurement of Financial Instruments” for a description of how the above financial instruments are valued.

The following table summarizes the effect of the PVR Interest Rate Swaps on PVR’s total interest expense for the periods presented (in thousands):

	Year Ended December 31,
Source	2009	2008	2007
Interest on borrowings	$21,523	$23,641	$18,861
Capitalized interest(1)	(226)	(675)	(786)
Interest rate swaps	3,356	1,706	(737)
Total interest expense	$24,653	$24,672	$17,338

(1)	Capitalized interest was primarily related to the construction of PVR’s natural gas gathering facilities.

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

The above hedging activity represents cash flow hedges. As of December 31, 2009, neither PVR nor we owned derivative instruments that were classified as fair value hedges or trading securities. In addition, as of December 31, 2009, neither PVR nor we owned derivative instruments containing credit risk contingencies.

PENN VIRGINIA GP HOLDINGS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Property and Equipment

The following table summarizes our property and equipment as of December 31, 2009 and 2008 (in thousands):

	As of December 31,
	2009	2008
Coal properties	$478,803	$476,787
Compressor stations	62,701	53,392
Gathering systems	372,550	334,522
Coal services equipment	38,474	38,474
Processing plants	55,948	38,150
Land	20,743	20,985
Oil and gas royalties	36,937	36,937
Timber	87,869	87,869
Other property, plant and equipment	8,045	6,410
Total property, plant and equipment	1,162,070	1,093,526
Accumulated depreciation, depletion and amortization	(261,226)	(198,407)
Net property, plant and equipment	$900,844	$895,119

10. Equity Investments

In 2004, PVR acquired a 50% interest in Coal Handling Solutions LLC, a joint venture formed to own and operate end-user coal handling facilities. In 2008, we acquired a 25% member interest in Thunder Creek Gas Services LLC, a joint venture that gathers and transports coalbed methane gas in Wyoming’s Powder River Basin for $51.6 million in cash, after customary closing adjustments. See Note 5, “Acquisitions.” We account for these investments under the equity method of accounting. As of December 31, 2009 and 2008, PVR’s equity investment totaled $87.6 million and $78.4 million, which exceeded PVR’s portion of the underlying equity in net assets by $18.4 million and $20.2 million. The difference is being amortized to equity earnings over the estimated life of the intangible assets at the time of the acquisition. The intangible assets relate to contracts and customer relationships acquired, which are estimated to be from 12 years to 15 years.

In accordance with the equity method, PVR recognized equity earnings of $7.3 million in 2009, $4.2 million in 2008 and $1.8 million in 2007, with a corresponding increase in the investment. The joint ventures generally pay PVR quarterly distributions of its portion of the joint ventures’ cash flows. PVR received cash distributions from the joint ventures of $4.7 million in 2009, $4.0 million in 2008 and $1.5 million in 2007. Equity earnings related to the 50% interest in Coal Handling Solutions LLC are included in coal services revenues on the consolidated statements of income, and equity earnings related to the 25% member interest in Thunder Creek are recorded in other revenues on the consolidated statements of income. The equity investments for both joint ventures are included in the equity investments line on the consolidated balance sheets.

PENN VIRGINIA GP HOLDINGS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. Equity Investments  – (continued)

Summarized financial data for equity investments is as follows (in thousands):

	As of December 31,
	2009	2008
Current assets	$32,996	$27,772
Noncurrent assets	$214,463	$191,438
Current liabilities	$4,898	$14,152
Noncurrent liabilities	$5,392	$3,356

	Year Ended December 31,
	2009	2008	2007
Revenues	$68,106	$43,687	$11,347
Expenses	$34,916	$25,204	$5,637
Net income	$33,190	$18,483	$5,710

11. Goodwill

Goodwill is tested for impairment on an annual basis, at a minimum, and more frequently if a triggering event occurs. PVR’s 2008 annual impairment testing of goodwill and other intangible assets resulted in an impairment to goodwill of approximately $31.8 million in the fourth quarter of 2008. The impairment loss, which was triggered by fourth quarter declines in oil and gas spot and futures prices and a decline in PVR’s market capitalization, reduces to zero all goodwill recorded in conjunction with acquisitions made by the PVR natural gas midstream segment in 2008 and prior years.

In determining the fair value of the PVR natural gas midstream segment (reporting unit), PVR used an income approach. Under the income approach, the fair value of the reporting unit is estimated based on the present value of expected future cash flows. The income approach is dependent on a number of factors including estimates of forecasted revenue and operating costs, appropriate discount rates and a market derived earnings multiple terminal value (the value of the reporting unit at the end of the estimation period).

Key assumptions used in the discounted cash flows model described above include estimates of future commodity prices based on the December 31, 2008 commodity price strips and estimates of operating, administrative and capital costs. PVR discounted the resulting future cash flows using a peer company based weighted average cost of capital of 12%.

This loss is recorded in the impairment line on the consolidated statements of income. The goodwill impairment loss reflects the negative impact of certain factors which resulted in a reduction in the anticipated cash flows used to estimate fair value. The business and marketplace environments in which we currently operate differs from the historical environments that drove the factors used to value and record the acquisition of these business units. There is no goodwill balance as of December 31, 2009 and 2008.

12. Intangible Assets, net

The following table summarizes PVR’s net intangible assets as of December 31, 2009 and 2008 (in thousands):

	As of December 31,
	2009	2008
Contracts and customer relationships	$104,700	$106,900
Rights-of-way	4,552	4,552
Total intangible assets	109,252	111,452
Accumulated amortization	(25,511)	(18,780)
Intangible assets, net	$83,741	$92,672

PENN VIRGINIA GP HOLDINGS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. Intangible Assets, net  – (continued)

The contracts and customer relationships and rights-of-way were primarily acquired by PVR in the Lone Star acquisition. See Note 5, “Acquisitions.” Contracts and customer relationships are amortized on a straight-line basis over the expected useful lives of the individual contracts and relationships, up to 20 years. Total intangible amortization expense for the years ended December 31, 2009, 2008 and 2007 was approximately $7.4 million, $5.5 million and $4.1 million. As of December 31, 2009 and 2008, accumulated amortization of intangible assets was $25.5 million and $18.8 million. The following table sets forth PVR’s estimated aggregate amortization expense for the next five years and thereafter (in thousands):

Year	Amortization Expense
2010	$6,791
2011	6,285
2012	5,718
2013	5,499
2014	5,346
Thereafter	54,102
Total	$83,741

13. Allowance for Prepaid Minimums

PVR establishes provisions for losses on long-term prepaid minimums if PVR determines that it will not recoup all or part of the outstanding balance. Collectability is reviewed periodically and an allowance is established or adjusted, as necessary, using the specific identification method. The allowance is netted against long-term prepaid minimums on our consolidated balance sheets. The following table presents the activity of PVR’s allowance for prepaid minimums for the years ended December 31, 2009, 2008 and 2007 (in thousands):

	Year Ended December 31,
	2009	2008	2007
Balance at beginning of period	$1,972	$1,646	$1,737
Charges to expense	138	326	(91)
Forfeiture of prepaid minimum	—	—	—
Balance at end of period	$2,110	$1,972	$1,646

14. Asset Retirement Obligations

The following table reconciles the beginning and ending aggregate carrying amount of our AROs for the years ended December 31, 2009 and 2008, which are included in other liabilities on the consolidated balance sheets (in thousands):

	Year Ended December 31,
	2009	2008
Balance at beginning of period	$1,814	$2,028
Liabilities incurred	208	—
Accretion expense	(8)	291
Revision of estimate	—	(505)
Balance at end of period	$2,014	$1,814

The accretion expense is recorded in the depreciation, depletion and amortization expense line on the consolidated statements of income.

PENN VIRGINIA GP HOLDINGS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. Long-Term Debt

We have no long-term debt. The following table summarizes PVR’s long-term debt as of December 31, 2009 and 2008 (in thousands):

	As of December 31,
	2009	2008
Revolver – variable rate of 2.5% and 4.4% at December 31, 2009 and 2008	$620,100	$568,100
Total debt	620,100	568,100
Less: Current maturities	—	—
Total long-term debt	$620,100	$568,100

PVR capitalized interest costs amounting to $0.2 million and $0.7 million in the years ended December 31, 2009 and 2008 related to the construction of natural gas processing plants.

PVR Revolver

As of December 31, 2009, net of outstanding indebtedness of $620.1 million and letters of credit of $1.6 million, PVR had remaining borrowing capacity of $178.3 million on the PVR Revolver. In March 2009, PVR increased the size of its Revolver from $700.0 million to $800.0 million and secured the PVR Revolver with substantially all of its assets. The PVR Revolver matures in December 2011 and is available to PVR for general purposes, including working capital, capital expenditures and acquisitions, and includes a $10.0 million sublimit for the issuance of letters of credit. In 2009, PVR incurred commitment fees of $0.5 million on the unused portion of the PVR Revolver. The interest rate under the PVR Revolver fluctuates based on the ratio of PVR’s total indebtedness-to-EBITDA. Interest is payable at a base rate plus an applicable margin of up to 1.25% if PVR selects the base rate indebtedness option under the PVR Revolver or at a rate derived from LIBOR plus an applicable margin ranging from 1.75% to 2.75% if PVR selects the LIBOR-based indebtedness option. The weighted average interest rate on indebtedness outstanding under the PVR Revolver during 2009 was approximately 2.7%. We do not have a public credit rating for the PVR Revolver.

The financial covenants under the PVR Revolver require PVR not to exceed specified ratios. The PVR Revolver prohibits PVR from making distributions to its partners if any potential default, or event of default, as defined in the PVR Revolver, occurs or would result from the distributions. In addition, the PVR Revolver contains various covenants that limit PVR’s ability to incur indebtedness, grant liens, make certain loans, acquisitions and investments, make any material change to the nature of our business, or enter into a merger or sale of PVR assets, including the sale or transfer of interests in PVR’s subsidiaries. As of December 31, 2009, PVR was in compliance with all of its covenants under the PVR Revolver.

PVR Notes

In July 2008, PVR paid an aggregate of $63.3 million to the holders of the PVR Senior Unsecured Notes due 2013 (“PVR Notes”) to prepay 100% of the aggregate principal amount of the PVR Notes. This amount consisted of approximately $58.4 million aggregate principal amount outstanding on the PVR Notes, $1.1 million in accrued and unpaid interest on the PVR Notes through the prepayment date and $3.8 million in make-whole amounts due in connection with the prepayment. The $3.8 million of make-whole payments were recorded in interest expense on our consolidated statements of income. The PVR Notes were repaid with long-term debt under the PVR Revolver. While the PVR Notes were outstanding, PVR had a public credit rating. However, due to the repayment of the PVR Notes, PVR has elected not to renew this rating. As of December 31, 2007, PVR owed $64.0 million under the PVR Notes, the current portion of which was $12.6 million. The PVR Notes bore interest at a fixed rate of 6.02%.

PENN VIRGINIA GP HOLDINGS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. Long-Term Debt  – (continued)

Debt Maturities

The following table sets forth the aggregate maturities of the principal amounts of long-term debt for the next five years and thereafter (in thousands):

Year	Aggregate Maturities of Principal Amounts
2010	$—
2011	620,100
2012	—
2013	—
2014	—
Thereafter	—
Total debt, including current maturities	$620,100

16. Partners’ Capital and Distributions

As of December 31, 2009, partners’ capital consisted of 39.1 million common units. As of December 31, 2009, affiliates of Penn Virginia, in the aggregate, owned a 51% interest in us, consisting of 20.1 million common units and a non-economic general partner interest.

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

The following table reflects the allocation of total cash distributions paid by us for the periods presented (in thousands, except per unit data):

	Years Ended December 31,
Unitholders	2009	2008	2007
Public unitholders	$17,477	$11,269	$6,358
Penn Virginia Corporation	41,916	43,435	29,200
Total cash distributions paid	$59,393	$54,704	$35,558
Total cash distributions paid per unit	$1.52	$1.40	$0.91

On February 19, 2010, we paid a $0.38 quarterly distribution per unit to unitholders of record on February 2, 2010. This distribution was unchanged from the previous distribution paid on November 18, 2009.

Limited Call Right

If at any time our general partner and its affiliates own more than 90% of our outstanding common units, our general partner has the right, which it may assign in whole or in part to any of its affiliates or us, but not the obligation, to acquire all of the remaining common units held by unaffiliated persons as of a record date to be selected by our general partner, on at least ten but not more than 60 days’ notice, at a price equal to the

PENN VIRGINIA GP HOLDINGS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16. Partners’ Capital and Distributions  – (continued)

greater of (i) the average of the daily closing prices of the common units over the 20 trading days preceding the date three days before notice of exercise of the call right is first mailed and (ii) the highest price paid by our general partner or any of its affiliates for common units during the 90-day period preceding the date such notice is first mailed.

17. Related Party Transactions

General and Administrative

Penn Virginia charges us for certain corporate administrative expenses which are allocable to us and our subsidiaries. When allocating general corporate expenses, consideration is given to property and equipment, payroll and general corporate overhead. Any direct costs are paid by us. Total corporate administrative expenses charged to us and our subsidiaries totaled $5.7 million, $5.5 million and $4.6 million for 2009, 2008 and 2007. Total corporate administrative expenses that Penn Virginia charged to PVR totaled $5.3 million, $5.1 million and $4.2 million for the years ended December 31, 2009, 2008 and 2007. These costs are reflected in general and administrative expenses in our consolidated statements of income. At least annually, our management performs an analysis of general corporate expenses based on time allocations of shared employees and other pertinent factors. Based on this analysis, our management believes that the allocation methodologies used are reasonable.

Accounts Payable — Affiliate

Amounts payable to related parties totaled $1.1 million and $8.1 million as of December 31, 2009 and 2008. See “— Gathering and Processing Revenues.” These balances are included in accounts payable on our consolidated balance sheets.

Marketing Revenues

PVOG LP and Connect Energy Services, LLC (“Connect Energy”), a wholly owned subsidiary of PVR, are parties to a Master Services Agreement effective September 1, 2006. Pursuant to the Master Services Agreement, PVOG LP and Connect Energy have agreed that Connect Energy will market all of PVOG LP’s oil and gas production in Arkansas, Louisiana, Oklahoma and Texas for a fee equal to 1% of the net sales price (subject to specified limitations) received by PVOG LP for such production. The Master Services Agreement has a primary term of five years and automatically renews for additional one year terms until terminated by either party. Under the Master Services Agreement, PVOG LP paid fees to Connect Energy of $1.4 million, $3.0 million and $2.2 million for the years ended December 31, 2009, 2008 and 2007. Marketing revenues are included in other revenues on our consolidated statements of income.

Gathering and Processing Revenues

PVR East Texas and PVOG LP are parties to a natural Gas Gathering and Processing Agreement effective April 1, 2007. Pursuant to the Gas Gathering and Processing Agreement, PVOG LP and PVR East Texas have agreed that PVR East Texas will gather and process all of PVOG LP’s current and future gas production in certain areas of the Bethany Field in East Texas and redeliver the NGLs to PVOG LP for a $0.3115/MMBtu service fee (with an annual CPI adjustment). The Gas Gathering and Processing Agreement has a primary term of 15 years and automatically renews for additional one year terms until terminated by either party. PVR East Texas began gathering and processing PVOG LP’s gas in June 2008. For the years ended December 31, 2009 and 2008, PVOG LP paid PVR East Texas $4.0 million and $2.3 million in fees pursuant to the Gas Gathering and Processing Agreement. These gathering and processing revenues are recorded in the natural gas midstream line on our consolidated statements of income.

In addition to the gathering and processing by PVR East Texas, PVOG LP sells the processed natural gas and NGLs to Connect Energy at PVR’s Crossroads Plant, Connect Energy transports them to the marketing location, and then Connect Energy resells such gas or NGLs to third parties. The sales price received by

PENN VIRGINIA GP HOLDINGS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17. Related Party Transactions  – (continued)

PVOG LP from Connect Energy for such gas or NGLs equals the sales price received by Connect Energy for such gas or NGLs from the third parties. For the years ended December 31, 2009 and 2008, PVOG LP received and recognized revenue of $72.5 million and $127.9 million from Connect Energy in connection with such sales. For the years ended December 31, 2009 and 2008, PVR recorded $72.5 million and $127.9 million of natural gas midstream revenue and $72.5 million and $127.9 million for the cost of midstream gas purchased related to the purchase of natural gas from PVOG LP and the subsequent sale of that gas to third parties. PVR takes title to the gas prior to transporting it to third parties.

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

We recognized compensation expense related to our long-term incentive plan of $0.4 million for each of the years ended December 31, 2009, 2008 and 2007. We granted no awards under and recognized no compensation expense related to our long-term incentive plan prior to 2007. Compensation expense is recorded on the general and administrative expense line on the consolidated statements of income.

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

The following is a summary of deferred common unit activity for the periods presented:

	Number of Deferred Common Units	Weighted Average Grant-Date Fair Value
Balance at January 1, 2007	—	$—
Granted and vested	13,396	27.30
Balance at December 31, 2007	13,396	27.30
Granted and vested	18,732	20.61
Balance at December 31, 2008	32,128	23.40
Granted and vested	32,172	13.28
Balance at December 31, 2009	64,300	18.34

PVR Long-Term Incentive Plan

PVR’s general partner has adopted a long-term incentive plan. PVR’s long-term incentive plan permits the grant of awards to employees and directors of PVR’s general partner and employees of its affiliates who perform services for PVR. In January 2009, PVR’s general partner increased the number of common units permitted to be granted under the long-term incentive plan to 3,000,000 PVR common units. Awards under the PVR long-term incentive plan can be in the form of PVR common units, restricted PVR units, PVR unit options, phantom PVR units and deferred PVR common units. The PVR long-term incentive plan is administered by the compensation and benefits committee of the board of directors of PVR’s general partner

PENN VIRGINIA GP HOLDINGS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18. Unit-Based Payments  – (continued)

(“Committee”). PVR reimburses its general partner for payments made pursuant to the PVR long-term incentive plan. PVR recognizes compensation cost based on the fair value of the awards over the vesting period.

PVR recognized a total of $4.8 million, $3.2 million and $2.4 million in the years ended December 31, 2009, 2008 and 2007 of compensation expense related to the granting of common units and deferred common units and the vesting of restricted units granted under the long-term incentive plan. Compensation expense is recorded on the general and administrative expense line on the consolidated statements of income.

PVR Common Units.  PVR’s common units, which are granted to non-employee directors, vest immediately upon issuance. PVR’s general partner granted 1,871 common units at a weighted average grant-date fair value of $15.46 per unit to non-employee directors in 2009. PVR’s general partner granted 1,525 common units at a weighted average grant-date fair value of $20.27 per unit to non-employee directors in 2008. PVR’s general partner granted 1,183 common units at a weighted average grant-date fair value of $27.09 per unit to non-employee directors in 2007. The fair value of the PVR common units is calculated based on the grant-date unit price.

Deferred PVR Common Units.  A portion of the compensation to the non-employee directors of PVR’s general partner is paid in deferred PVR common units. Each deferred PVR common unit represents one PVR common unit, which vests immediately upon issuance and is available to the holder upon termination or retirement from the board of directors of PVR’s general partner.

The following is a summary of deferred common PVR unit activity for the periods presented:

	Number of Deferred Common Units	Weighted Average Grant-Date Fair Value
Balance at January 1, 2007	38,907	$25.26
Granted and vested	22,311	26.42
Balance at December 31, 2007	61,218	25.68
Granted and vested	30,951	20.36
Converted to common units	(28,600)	23.70
Balance at December 31, 2008	63,569	23.98
Granted and vested	35,819	15.62
Balance at December 31, 2009	99,388	20.97

In 2008, 28,600 deferred PVR common units converted to PVR common units. The aggregate intrinsic value of deferred PVR common units converted to PVR common units in 2008 and 2006 was $0.7 million and $0.2 million. The fair value of the deferred PVR common units is calculated based on the grant-date unit price.

Restricted PVR Units.  Restricted PVR units vest upon terms established by the Committee. In addition, all restricted PVR units will vest upon a change of control of PVR’s general partner or Penn Virginia. If a grantee’s employment with, or membership on the board of directors of, PVR’s general partner terminates for any reason, the grantee’s unvested restricted PVR units will be automatically forfeited unless, and to the extent that, the Committee provides otherwise. Distributions payable with respect to restricted PVR units may, in the Committee’s discretion, be paid directly to the grantee or held by PVR’s general partner and made subject to a risk of forfeiture during the applicable restriction period. Restricted PVR units generally vest over a three-year period, with one-third vesting in each year. The fair value of the restricted PVR units is calculated based on the grant-date unit price.

PENN VIRGINIA GP HOLDINGS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18. Unit-Based Payments  – (continued)

The following table summarizes the status of nonvested restricted PVR units as of December 31, 2009 and changes during the year then ended:

	Nonvested Restricted Units	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2009	221,855	$26.93
Granted	—	—
Vested	(128,106)	27.19
Forfeit	(940)	26.36
Nonvested at December 31, 2009	92,809	$26.57

At December 31, 2009, we had $1.2 million of total unrecognized compensation cost related to nonvested restricted units. PVR expects to reimburse its general partner for that cost over a weighted-average period of 0.3 years. The total grant-date fair value of restricted units that vested in 2009, 2008 and 2007 was $3.5 million, $1.9 million and $1.2 million.

Phantom PVR Units.  A phantom PVR unit entitles the grantee to receive a common PVR unit upon the vesting of the phantom PVR unit, or in the discretion of the Committee, the cash equivalent of the value of a common PVR unit. The Committee determines the time period over which phantom units granted to employees and directors will vest. In addition, all phantom PVR units will vest upon a change of control of its general partner or Penn Virginia. If a director’s membership on the board of directors of its general partner terminates for any reason, or an employee’s employment with its general partner and its affiliates terminates for any reason other than retirement after reaching age 62 and completing 10 years of consecutive service, the grantee’s phantom units will be automatically forfeited unless, and to the extent, the Committee provides otherwise. In 2009, 354,792 phantom PVR unit grants were made under the long-term incentive plan. This was the first year for phantom PVR unit grants and 2,379 phantom PVR units were forfeited in 2009. Phantom PVR units generally vest over a three-year period, with one-third vesting in each year. The Committee, in its discretion, may grant tandem distribution equivalent rights with respect to phantom units. A distribution equivalent right is a right to receive an amount in cash equal to, and 30 days after, the cash distributions made with respect to a common PVR unit during the period such phantom unit is outstanding. Payments of distribution equivalent rights associated with units that are expected to vest are recorded as capital distributions; however, payments associated with units that are not expected to vest are recorded as compensation expense.

The following table summarizes the status of our nonvested phantom PVR units as of December 31, 2009 and changes during the year then ended:

	Nonvested Phantom Units	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2009	—	$—
Granted	354,792	11.59
Vested	(75,410)	11.59
Forfeit	(2,379)	11.59
Nonvested at December 31, 2009	277,003	$11.59

At December 31, 2009, PVR had $2.3 million of total unrecognized compensation cost related to nonvested phantom PVR units. The total grant-date fair value of restricted units that vested in 2009 was $0.9 million.

PENN VIRGINIA GP HOLDINGS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19. Commitments and Contingencies

Rental Commitments

Operating lease rental expense in the years ended December 31, 2009, 2008 and 2007 was $7.5 million, $4.5 million and $2.6 million. The following table sets forth PVR’s minimum rental commitments for the next five years under all non-cancelable operating leases in effect at December 31, 2009:

Year	Minimum Rental Commitments
2010	$4,243
2011	3,413
2012	3,017
2013	2,971
2014	2,893
Thereafter	7,943
Total minimum payments	$24,480

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

Firm Transportation Commitments

As of December 31, 2009, PVR had contracts for firm transportation capacity rights for specified volumes per day on a pipeline system with terms that ranged from one to seven years. The contracts require PVR to pay transportation demand charges regardless of the amount of pipeline capacity PVR uses. PVR may sell excess capacity to third parties at its discretion. The following table sets forth PVR’s obligation for firm transportation commitments in effect at December 31, 2009 for the next five years and thereafter (in thousands):

Year	Firm Transportation Commitments
2010	$13,103
2011	5,694
2012	4,508
2013	4,033
2014	3,321
Thereafter	1,661
Total firm transportation commitments	$32,320

Legal

We are involved, from time to time, in various legal proceedings arising in the ordinary course of business. While the ultimate results of these proceedings cannot be predicted with certainty, our management believes that these claims will not have a material effect on our financial position, or results of operations.

PENN VIRGINIA GP HOLDINGS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19. Commitments and Contingencies  – (continued)

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

As of December 31, 2009 and 2008, PVR’s environmental liabilities were $1.0 million and $1.2 million, which represents PVR’s best estimate of the liabilities as of those dates related to its coal and natural resource management and natural gas midstream businesses. PVR has reclamation bonding requirements with respect to certain unleased and inactive properties. Given the uncertainty of when a reclamation area will meet regulatory standards, a change in this estimate could occur in the future.

Mine Health and Safety Laws

There are numerous mine health and safety laws and regulations applicable to the coal mining industry. However, since PVR does not operate any mines and does not employ any coal miners, PVR is not subject to such laws and regulations. Accordingly, we have not accrued any related liabilities.

20. Comprehensive Income

Comprehensive income represents changes in partners’ capital during the reporting period, including net income and charges directly to partners’ capital which are excluded from net income. The following table sets forth the components of comprehensive income for the periods presented (in thousands):

	Year Ended December 31,
	2009	2008	2007
Net income	$62,911	$102,598	$54,576
Unrealized losses on derivative activities	(506)	(4,039)	(2,600)
Reclassification adjustment for derivative activities	3,356	7,186	3,859
Comprehensive income	$65,761	$105,745	$55,835

Included in the comprehensive income balance at December 31, 2009 is $1.4 million of losses relating to the PVR Interest Rate Swaps on which PVR discontinued hedge accounting. The $1.4 million loss will be recognized in earnings through the end of 2011 as the hedged transactions settle. See Note 8, “Derivative Instruments.”

21. Segment Information

Our operating segments represent components of our business about which separate financial information is available and is evaluated regularly by the chief operating decision maker, or decision-making group, in assessing performance. Our decision-making group consists of PVR’s Chief Executive Officer and other senior officers. This group routinely reviews and makes operating and resource allocation decisions among PVR’s coal and natural resource management operations and PVR’s natural gas midstream operations. Accordingly, our reportable segments are as follows:

•	PVR Coal and Natural Resource Management — The PVR coal and natural resource management segment primarily involves the management and leasing of coal properties and the subsequent collection of royalties. PVR’s coal reserves are primarily located in Kentucky, Virginia, West

PENN VIRGINIA GP HOLDINGS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21. Segment Information  – (continued)

Virginia, Illinois and New Mexico. PVR also earns revenues from other land management activities, such as selling standing timber, leasing fee-based coal-related infrastructure facilities to certain lessees and end-user industrial plants, collecting oil and gas royalties and from coal transportation, or wheelage, fees.
•	PVR Natural Gas Midstream — The PVR natural gas midstream segment is engaged in providing natural gas processing, gathering and other related services. PVR owns and operates natural gas midstream assets located in Oklahoma and Texas. PVR’s natural gas midstream business derives revenues primarily from gas processing contracts with natural gas producers and from fees charged for gathering natural gas volumes and providing other related services. In addition, PVR owns a 25% member interest in Thunder Creek Gas Services, LLC (“Thunder Creek”), a joint venture that gathers and transports coalbed methane in Wyoming’s Powder River Basin. PVR also owns a natural gas marketing business, which aggregates third-party volumes and sells those volumes into intrastate pipeline systems and at market hubs accessed by various interstate pipelines.

The following table presents a summary of certain financial information relating to our segments as of and for the years ended December 31, 2009, 2008 and 2007 (in thousands):

	Revenues			Operating Income
	2009	2008	2007	2009	2008	2007
Coal and natural resource management(1)	$144,600	$153,327	$111,639	$87,528	$96,296	$68,811
Natural gas midstream(2)	512,104	728,253	437,806	20,774	18,946	48,914
Corporate and other	—	—	—	(2,377)	(2,070)	(2,482)
Consolidated totals	$656,704	$881,580	$549,445	$105,925	$113,172	$115,243
Interest expense				(24,653)	(24,672)	(17,338)
Other				1,353	(2,739)	2,239
Derivatives				(19,714)	16,837	(45,568)
Consolidated net income				$62,911	$102,598	$54,576

	Additions to Property and Equipment			DD&A Expenses
	2009	2008	2007	2009	2008	2007
Coal and natural resource management	$2,252	$27,270	$177,960	$31,330	$30,805	$22,690
Natural gas midstream	78,425	304,758	47,080	38,905	27,361	18,822
Consolidated totals	$80,677	$332,028	$225,040	$70,235	$58,166	$41,512

	Total Assets at December 31,
	2009	2008	2007
Coal and natural resource management(3)	$574,258	$600,418	$610,866
Natural gas midstream(4)	633,802	618,402	320,413
Corporate and other	11,003	8,854	10,972
Consolidated totals	$1,219,063	$1,227,674	$942,251

PENN VIRGINIA GP HOLDINGS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21. Segment Information  – (continued)

(1)	The PVR coal and natural resource management segment’s revenues for the years ended December 31, 2009, 2008 and 2007 include $1.7 million, $1.8 million and $1.8 million of equity earnings related to PVR’s 50% interest in Coal Handling Solutions LLC. See Note 10, “Equity Investments” for a further description.
(2)	The PVR natural gas midstream segment’s revenues for the year ended December 31, 2009 and 2008 include $5.3 million and $2.4 million of equity earnings related to PVR’s 25% member interest in Thunder Creek that PVR acquired in 2008 for $51.6 million. See Note 5, “Acquisitions” for a further description of this acquisition and Note 10, “Equity Investments” for a further description of this segment’s equity investment. Operating income for the year ended December 31, 2008 included a noncash impairment charge of $31.8 million related to the reduction in the value of the PVR natural gas midstream goodwill. See Note 11, “Goodwill” for further discussion of this impairment.
(3)	Total assets at December 31, 2009, 2008 and 2007 for the PVR coal and natural resource management segment included equity investment of $21.0 million, $23.4 million and $25.6 million related to PVR’s 50% interest in Coal Handling Solutions LLC. See Note 10, “Equity Investments” for a further description.
(4)	Total assets at December 31, 2009 and 2008 for the PVR natural gas midstream segment included equity investment of $59.8 million and $55.0 million related to PVR’s 25% member interest in Thunder Creek that we acquired in 2008. Total assets for the year ended December 31, 2008 include the effects of the Lone Star acquisition. See Note 5, “Acquisitions” and Note 10, “Equity Investments” for a further description. Total assets at December 31, 2007 for the PVR natural gas midstream segment included goodwill of $7.7 million.

Operating income is equal to total revenues less cost of midstream gas purchased, operating costs and expenses and DD&A expense. Operating income does not include interest expense, certain other income items and derivatives. Identifiable assets are those assets used in our operations in each segment.

For the year ended December 31, 2009, two customers of PVR’s natural gas midstream segment accounted for $109.5 million and $75.4 million, or 17% and 11%, of our total consolidated net revenues. These customer concentrations may impact our results of operations, either positively or negatively, in that these counterparties may be similarly affected by changes in economic or other conditions. We are not aware of any financial difficulties experienced by these customers.

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

PENN VIRGINIA GP HOLDINGS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Quarterly Financial Information (Unaudited, in thousands except unit data)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2009
Revenues	$156,759	$149,419	$155,625	$194,901
Operating income(1)	$21,390	$20,831	$26,937	$36,767
Net income	$8,942	$12,779	$17,966	$23,224
Net income attributable to Penn Virginia GP Holdings, L.P.	$6,849	$8,339	$10,172	$12,519
Basic and diluted net income (loss) per limited partner unit, common and subordinated(2)	$0.18	$0.21	$0.26	$0.32
Weighted average number of units outstanding, basic and diluted	39,075	39,075	39,075	39,075
2008
Revenues	$156,814	$276,505	$285,276	$162,985
Operating income (loss)	$30,618	$43,767	$39,483	$(696)
Net income	$34,007	$8,952	$44,047	$15,592
Net income attributable to Penn Virginia GP Holdings, L.P.	$16,802	$6,062	$20,264	$9,558
Basic and diluted net income (loss) per limited partner unit, common and subordinated(2)	$0.43	$0.16	$0.52	$0.24
Weighted average number of units outstanding, basic and diluted	39,075	39,075	39,075	39,075

(1)	The sum of the quarters may not equal the total of the respective year’s net income per limited partner unit due to applying the two-class method of calculating net income per limited partner unit. The 2008 basic and diluted net income per limited partner unit amounts have been recast give application of new accounting standards. See Note 4, “Summary of Significant Accounting Policies.”
(2)	Operating income in 2008 included a loss on the impairment of goodwill of $31.8 million that we recorded in the fourth quarter of 2008. See Note 11, “Goodwill.”

Item 9 Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A Controls and Procedures

(a)	Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we performed an evaluation of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of December 31, 2009. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported accurately and on a timely basis. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of December 31, 2009, such disclosure controls and procedures were effective.

(b)	Management’s Annual Report on Internal Control Over Financial Reporting

Our management, including our Chief Executive Officer and our Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over our financial reporting. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. This evaluation was completed based on the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Our management has concluded that, as of December 31, 2009, our internal control over financial reporting was effective.

(c)	Attestation Report of the Registered Public Accounting Firm

KPMG LLP, an independent registered public accounting firm, or KPMG, has issued an attestation report on our internal control over financial reporting as of December 31, 2009, which is included in Item 8 of this Annual Report on Form 10-K.

(d)	Changes in Internal Control Over Financial Reporting

No changes were made in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B Other Information

There was no information that was required to be disclosed by us on a Current Report on Form 8-K during the fourth quarter of 2009 which we did not disclose.

Part III

Item 10 Directors, Executive Officers and Corporate Governance

Directors and Executive Officers of Our General Partner

The following table sets forth information concerning the directors and executive officers of our general partner. All directors of our general partner are elected, and may be removed, by PVG, its sole member and a wholly owned subsidiary of Penn Virginia.

Name	Age	Position with Our General Partner
A. James Dearlove	62	Chairman of the Board of Directors and President and Chief Executive Officer
Robert Garrett	73	Director
Robert J. Hall	64	Director
Frank A. Pici	54	Director and Vice President and Chief Financial Officer
Nancy M. Snyder	56	Director and Vice President, Chief Administrative Officer and General Counsel
John C. van Roden, Jr.	60	Director
Jonathan B. Weller	63	Director

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

Mr. Dearlove has served in numerous capacities with Penn Virginia and its affiliates, including us, for over 30 years, during which time Penn Virginia grew from a very small company primarily engaged in the coal land management business to a much larger company primarily engaged in the oil and gas exploration and production business with controlling interests in affiliates engaged in the coal and natural resource management and natural gas midstream businesses. Mr. Dearlove’s broad experience and detailed knowledge of our operations lends critical support to the decision making process of the board of directors of our general partner.

Robert Garrett has served as a director of our general partner since September 2006 and as non-executive Chairman of the Board and a director of Penn Virginia since May 2000 and May 1997, respectively. Mr. Garrett has served as Managing Director of, AdMedia Partners, Inc., or AdMedia, an investment banking firm founded by him serving media, advertising and marketing services businesses, from 2005 to 2007. From 1990 to 2005, Mr. Garrett served as President of AdMedia. From 1986 to date, Mr. Garrett has also served as President of Robert Garrett & Sons, Inc., a private investing and financial advisory company.

Mr. Garrett has served as a director of our general partner since our IPO in 2006 and has served as a director of Penn Virginia since 1997 and as its Chairman for over 10 years. His long tenure with Penn Virginia gives him insight when helping to guide the board of directors of our general partner in making decisions about our and PVR’s future strategic directions. In addition to his experience with Penn Virginia, Mr. Garrett has served on the boards of directors of several public companies and has an extensive background in investment banking, which he has used to assist the board of directors of our general partner in evaluating financial and other transactions for us and PVR.

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

Mr. Hall has served for 30 years as an executive of two major newspaper publishers and, as a result, has extensive leadership experience and familiarity with various strategic, financial and other transactions. This experience allows him to provide guidance to the board of directors of our general partner on a wide spectrum of strategic, financial and operational matters.

Frank A. Pici has served as Vice President and Chief Financial Officer and as a director of our general partner since September 2006 and as Vice President and Chief Financial Officer and as a director of PVR’s general partner since September 2001 and as a director since October 2002. Mr. Pici has also served as Executive Vice President and Chief Financial Officer of Penn Virginia since September 2001. From 1996 to 2001, Mr. Pici served as Vice President — Finance and Chief Financial Officer of Mariner Energy, Inc., or Mariner, a Houston, Texas-based oil and gas exploration and production company, where he managed all financial aspects of Mariner, including accounting, tax, finance, banking, investor relations, planning and budgeting and information technology. From 1994 to 1996, Mr. Pici served as Corporate Controller of Cabot Oil & Gas Corporation, an oil and gas exploration and production company.

During his career, Mr. Pici has gained substantial experience with managing a broad range of financial aspects of energy companies and publicly traded partnerships, including during his eight-year tenure as the CFO of Penn Virginia and the CFO of PVR’s general partner and in connection with his service as our CFO since 2006. The board of directors of our general partner draws on this experience when it considers financial and economic analyses related to financing and other transactions.

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

Ms. Snyder has served in numerous capacities with Penn Virginia and its affiliates, including us, for over 12 years, during which time she has overseen all legal matters, including those related to acquisitions, financings and other transactions, and has gained substantial knowledge of our and PVR’s operations. In addition, as chief administrative officer in charge of PVR’s human resources department, Ms. Snyder has substantial experience with corporate governance and executive compensation matters affecting us and PVR. Her experience in these areas helps her to effectively assist the board of directors of our general partner when it evaluates matters related to these areas.

John C. van Roden, Jr. has served as a director of our general partner since September 2006. From January 2007 to date, Mr. van Roden has been a consultant to P. H. Glatfelter Company, a global manufacturer of specialty papers and engineered products. From July 2006 to December 2006, Mr. van Roden served as Executive Vice President of P. H. Glatfelter Company, and from April 2003 to June 2006, he served as Executive Vice President Chief Financial Officer of P. H. Glatfelter Company. From 1998 to April 2003, Mr. van Roden served as Senior Vice President and Chief Financial Officer of Conectiv, a company engaged in the transmission and distribution of electricity and the distribution of natural gas to customers in the Mid-Atlantic region. From 1982 to 1998, Mr. van Roden served as Senior Vice President and Chief Financial Officer of Lukens, Inc., a producer of specialty steel. Mr. van Roden serves as a director of Airgas, Inc., H.B. Fuller Company and Horsehead Holding Corp. In the last five years, Mr. van Roden also served on the board of directors of SEMCO Energy, Inc.

Over the past 25 years, Mr. van Roden has served as the CFO of three large companies, as well as on the board of directors of numerous public companies in several industries. In his various capacities, Mr. van Roden has provided these companies with strategic, financial and operational oversight and leadership. This experience allows him to provide guidance to the board of directors of our general partner on a wide spectrum of strategic, financial and operational matters.

Jonathan B. Weller has served as a director of our general partner since September 2006. Since May 2009, Mr. Weller has been a career counselor and special project advisor at The Wharton School of the University of Pennsylvania on a voluntary basis. From January 2007 to May 2009, Mr. Weller was an Adjunct Lecturer at The Wharton School of the University of Pennsylvania. From April 2006 to January 2007, Mr. Weller was retired. From 1994 to April 2006, Mr. Weller has served in various capacities with Pennsylvania Real Estate Investment Trust, an owner, operator and developer of shopping centers in the eastern United States, including as Vice Chairman and Trustee since June 2004 to April 2006, as President and Chief Operating Officer from 1994 to June 2004 and as Trustee from 1994 to March 2006. Mr. Weller serves as a director of AMREP Corporation. In the last five years, Mr. Weller also served on the board of trustees of Pennsylvania Real Estate Investment Trust.

Mr. Weller has substantial experience as an executive and a director of public companies, including as an executive and trustee of Pennsylvania Real Estate Investment Trust, pursuant to which he gained substantial knowledge regarding the managing of investments. This knowledge and experience provides the board of directors of our general partner with invaluable insight as it oversees its investment in PVR.

Executive Officers of PVR’s General Partner

The following table sets forth information concerning the executive officers of PVR’s general partner:

Name	Age	Position with PVR’s General Partner
A. James Dearlove	62	Chairman of the Board of Directors and Chief Executive Officer
Frank A. Pici	54	Director and Vice President and Chief Financial Officer
Nancy M. Snyder	56	Director and Vice President, Chief Administrative Officer and General Counsel
Keith D. Horton	56	Co-President and Chief Operating Officer — Coal
Ronald K. Page	59	Co-President and Chief Operating Officer — Midstream

Keith D. Horton has served as Co-President and Chief Operating Officer — Coal of PVR’s general partner since June 2006 and as President of PVR Coal since September 2001. From July 2001 to June 2006, Mr. Horton served as President and Chief Operating Officer of PVR’s general partner. Mr. Horton has also served in various capacities with Penn Virginia since 1981, including as Executive Vice President since December 2000, as Vice President — Eastern Operations from February 1999 to December 2000 and as Vice President from February 1996 to February 1999. Mr. Horton also serves as a director of Penn Virginia and as director of the Virginia Mining Association, the Powell River Project and the Eastern Coal Council.

Ronald K. Page has served as Co-President and Chief Operating Officer — Midstream of PVR’s general partner since June 2006 and as President of PVR Midstream since January 2005. From July 2003 to June 2006, Mr. Page served as Vice President, Corporate Development of PVR’s general partner. Mr. Page has also served in various capacities with Penn Virginia since July 2003, including as Vice President since May 2005 and as Vice President, Corporate Development from July 2003 to May 2005. From January 1998 to May 2003, Mr. Page served in various positions with El Paso Field Services Company, including Vice President of Commercial Operations — Texas Pipelines and Processing from 2001 to 2003, Vice President of Business Development from 2000 to 2001 and Director of Business Development from 1999 to 2000.

Role of the Board of Directors of our General Partner

Our business is managed under the direction of the board of directors of our general partner. The board of directors of our general partner has adopted Corporate Governance Principles outlining its duties. A current copy of our general partner’s Corporate Governance Principles is available at the “Governance” section of our website, http://www.pvgpholdings.com. The board of directors of our general partner meets regularly to review significant developments affecting us and to act on matters requiring its approval.

Code of Business Conduct and Ethics

The board of directors of our general partner has adopted a Code of Business Conduct and Ethics as its “code of ethics” as defined in Item 406 of Regulation S-K, which applies to all directors, officers and employees of our general partner, including its Chief Executive Officer, Chief Financial Officer, principal accounting officer or controller or persons performing similar functions, and all employees of any affiliate of our general partner who provide services to us. A current copy of our general partner’s Code of Business Conduct and Ethics is available at the “Governance” section of our website, http://www.pvgpholdings.com. Our general partner intends to satisfy the disclosure requirement for any future amendments to, or waivers of, its Code of Business Conduct and Ethics by posting such information on our website.

Executive Sessions and Meetings of Independent Directors; Communications with the Board

Our general partner’s Independent Directors, as such term is defined in Item 13, “Certain Relationships and Related Transactions, and Director Independence — Director Independence,” meet in executive sessions without management during regularly scheduled meetings of the board of directors of our general partner and may do so, if appropriate, during board meetings which are scheduled on an as needed basis. John C. van Roden, Jr., an Independent Director, presides over executive sessions. Unitholders and other interested parties may communicate any concerns they have regarding us by contacting Mr. van Roden in writing c/o Secretary, PVG GP, LLC, Three Radnor Corporate Center, Suite 300, 100 Matsonford Road, Radnor, Pennsylvania 19087.

Committees of the Board of Directors of our General Partner

The board of directors of our general partner has an audit committee, a conflicts committee and a compensation and benefits committee.

Audit Committee.  Messrs. Hall, van Roden and Weller are the members of the audit committee of our general partner, and each is an Independent Director. Mr. van Roden is an “audit committee financial expert” as defined in Item 407(d)(5) of Regulation S-K. The audit committee of our general partner is responsible for the appointment, compensation, evaluation and termination of our independent registered public accounting firm, and oversees the work, internal quality-control procedures and independence of our independent registered public accounting firm. The committee discusses with management and our independent registered public accounting firm our annual audited and quarterly unaudited financial statements and recommends to the board of directors of our general partner that our annual audited financial statements be included in our Annual Report on Form 10-K. The committee also discusses with management earnings press releases and guidance provided to analysts. The committee also provides oversight with respect to business risk matters, compliance with ethics policies, compliance with legal and regulatory requirements and performance of our internal audit function. The committee has established procedures for the receipt, retention and treatment of complaints regarding accounting, internal accounting controls, auditing and other matters and the confidential anonymous submission by employees of concerns regarding questionable accounting, auditing and other matters. The committee may obtain advice and assistance from outside legal, accounting or other advisors as it deems necessary to carry out its duties.

Conflicts Committee.  Messrs. Hall, van Roden and Weller are the members of the conflicts committee of our general partner, and each is an Independent Director. The conflicts committee of our general partner reviews transactions between or among us and Penn Virginia or PVR, or any of their affiliates, and any other transactions involving us or our affiliates that the board of directors of our general partner believes may involve conflicts of interest. The conflicts committee then determines whether such transactions are fair and reasonable to us, and whether our general partner has upheld the fiduciary or other duties it owes to us. The committee may obtain advice and assistance from outside legal, financial or other advisors as it deems necessary to carry out its duties.

Compensation and Benefits Committee.  Messrs. Hall, van Roden and Weller are the members of the compensation and benefits committee of our general partner, and each is an Independent Director. The compensation and benefits committee of our general partner assists the compensation and benefits committee of Penn Virginia when the Penn Virginia committee determines the compensation for the executive officers of our general partner. See Item 11, “Executive Compensation — Compensation Discussion and Analysis — How Compensation Is Determined — Committee Process.” The committee reviews and discusses with management the information contained in Item 11, “Executive Compensation — Compensation Discussion and Analysis,” and recommends that such information be included herein. The committee periodically reviews and makes recommendations or decisions regarding our general partner’s incentive compensation and equity-based plans, provides oversight with respect to our general partner’s other employee benefit plans and reports its recommendations to the board of directors of our general partner. The committee also reviews and makes recommendations to the board of directors of our general partner regarding director compensation policy. The committee may obtain advice and assistance from outside compensation consultants or other advisors as it deems necessary to carry out its duties.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires officers and directors of our general partner and beneficial owners of more than 10% of our common units to file, by a specified date, reports of beneficial ownership and changes in beneficial ownership with the SEC and to furnish copies of such reports to us. We believe that all such filings were made on a timely basis in 2009.

Item 11 Executive Compensation

Compensation Discussion and Analysis

Under the rules established by the SEC, we are required to provide a discussion and analysis of information necessary to an understanding of our compensation policies and decisions regarding our Chief Executive Officer, or our CEO, Chief Financial Officer, or our CFO, and the other executive officers of our general partner named in the Summary Compensation Table included in this Annual Report on Form 10-K. The required disclosure includes the use of specified tables and a report of the compensation and benefits committee of our general partner. Unless otherwise indicated, all references in this Annual Report on Form 10-K to the “NEOs” refer to the executive officers named in the Summary Compensation Table, all references to “our Committee” or “the Committee” refer to the compensation and benefits committee of our general partner, all references to the “Penn Virginia Committee” refer to the compensation and benefits committee of Penn Virginia and all references to the “PVR Committee” refer to the compensation and benefits committee of PVR’s general partner.

Compensation Structure

Penn Virginia controls our general partner and owns a significant limited partner interest in us. Because of this relationship, and since all of the NEOs are also executives of Penn Virginia and three of the NEOs, including our CEO, devote a majority of their professional time to Penn Virginia, the Penn Virginia Committee sets compensation for the NEOs. A. James Dearlove, our President and CEO, Frank A. Pici, our Vice President and CFO, and Nancy M. Snyder, our Vice President, Chief Administrative Officer and General Counsel, who are referred to in this Annual Report on Form 10-K as the “Shared Executives,” are employees of Penn Virginia and rendered services not only to us, but also to Penn Virginia and PVR, during 2009. We are responsible for reimbursing to Penn Virginia that portion of the Shared Executives’ compensation related to the services they perform for us, and PVR is responsible for the reimbursing to Penn Virginia that portion of the Shared Executives’ compensation related to the services they perform for PVR. The specific portions of compensation reimbursed to Penn Virginia by us and PVR are determined based on the portions of professional time devoted by each Shared Executive to us and PVR. The Shared Executives are required to document the amount of professional time they spend rendering services to us and PVR. See “How Compensation Is Determined — Committee Process” for a discussion of our Committee’s and the PVR Committee’s review of such allocations.

The Shared Executives are our only executive officers. However, because we control PVR’s general partner and own 100% of PVR’s IDRs and a significant limited partner interest in PVR, we include in the NEOs two executive officers of PVR’s general partner, Keith D. Horton, Co-President and Chief Operating Officer — Coal, and Ronald K. Page, Co-President and Chief Operating Officer — Midstream, who are referred to in this Annual Report on Form 10-K as the “PVR Executives.” The PVR Executives render their services solely to PVR so PVR pays all of their compensation.

Objectives of the Compensation Program

The compensation program is based on the following objectives, which reflect that our only assets consist of our ownership interests in PVR and PVR’s general partner:

•	Executives should be accountable for our and PVR’s performance as well as their own individual performance, so compensation should be tied to both partnership financial measures and individual performance measures.
•	Executive compensation should balance and align the short-term and long-term interests of our executives with those of our and PVR’s unitholders, so executive compensation packages should include a mix of cash and equity-based compensation.
•	Executive compensation should be industry-competitive so that we and PVR can attract, retain and motivate talented executives with appropriate experience and skill sets.

Elements of Compensation

Penn Virginia and PVR pay the NEOs a base salary and provide them an opportunity to earn an annual cash bonus and an annual long-term compensation award. In determining these three elements of compensation, the Penn Virginia Committee, with the assistance of our Committee and the PVR Committee, takes into account certain peer group information obtained by the PVR Committee, the Penn Virginia Committee, each such committee’s independent compensation consultants and management. The Penn Virginia Committee typically focuses on approximately the 50th percentile of the peer benchmarks described below under “How Compensation Is Determined — Peer Benchmarks for PVR” and “How Compensation Is Determined — Peer Benchmarks for Penn Virginia,” but it also applies its independent judgment to these matters and considers such other factors as it deems relevant when determining our NEOs’ compensation.

•	Base Salary — Penn Virginia and PVR pay each of the NEOs an industry-competitive salary so that we can attract and retain talented executives. The base salaries also reflect the capabilities, levels of experience, tenure, positions and responsibilities of the NEOs.
•	Annual Cash Bonus — Penn Virginia and PVR provide each of the NEOs the opportunity to earn an industry-competitive annual cash bonus. This opportunity creates a strong financial incentive for the NEOs to achieve or exceed a combination of partnership and individual goals. The performance criteria by which each NEO is measured and other factors affecting the compensation of the NEOs are described below under the headings “How Compensation Is Determined — Peer Benchmarks for PVR,” “How Compensation Is Determined — Peer Benchmarks for Penn Virginia,” “How Compensation Is Determined — Partnership, Company and Individual Performance Criteria” and “How Compensation Is Determined — 2009 Performance Criteria.” In addition to the performance criteria, the PVR Committee and the Penn Virginia Committee may consider any other factors they deem appropriate when awarding annual cash bonuses to the NEOs.
•	Long-Term Compensation Awards — Penn Virginia and PVR provide each of the NEOs the opportunity to earn an industry-competitive annual long-term compensation award. This opportunity creates a strong financial incentive for the NEOs to promote the long-term financial and operational success of the Partnership and PVR and to encourage a significant equity stake in PVR. See Executive Stock Ownership Guidelines” below. Long-term compensation awards are expressed in dollar values, and PVR pays those awards in the form of restricted PVR units or phantom PVR units. Penn Virginia pays those awards in the form of stock options, restricted stock or restricted stock units. The actual numbers of restricted PVR units and shares of restricted stock awarded are based on the NYSE closing prices of PVR’s common units and Penn Virginia’s common stock on the dates of grant. The actual number of stock options awarded is based on a weighted-average value of all options granted to all classes of Penn Virginia’s employees on the date of grant using the Black-Scholes-Merton option-pricing formula. The Shared Executives’ long-term compensation awards are split between restricted units or phantom units of PVR, on the one hand, and stock options, restricted stock or restricted stock units of Penn Virginia, on the other hand. For each Shared Executive, the ratio of the split between PVR-related long-term compensation and Penn Virginia-related long-term compensation is determined based on the amount of time such Shared

Executive devotes to PVR, on the one hand, and us and Penn Virginia, on the other hand. Time devoted to us is included with time devoted to Penn Virginia for the purpose of splitting the type of long-term compensation awards because we are a majority-owned subsidiary of Penn Virginia. Executives who render services wholly or predominately to PVR may receive only restricted PVR units or phantom PVR units, and executives who render services wholly or predominantly to Penn Virginia may receive only stock options, restricted stock or restricted stock units. Executives who receive Penn Virginia awards are given the opportunity to elect whether to receive those awards in stock options, restricted stock, restricted stock units or a combination of the three, but it is the Penn Virginia Committee’s policy that the awards paid in stock options must comprise at least 50% of the value of the awards.

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

Since all of the NEOs other than our CEO report directly to, and work on a daily basis with, our CEO, the PVR Committee and the Penn Virginia Committee review and discuss with our CEO his evaluation of the performance of each of the other NEOs, as appropriate. The Penn Virginia Committee gives considerable weight to our CEO’s evaluations when assessing the other NEOs’ performance and determining their compensation, and the PVR Committee gives our CEO’s evaluation considerable weight when assessing the Shared Executives’ performance and the amount of compensation to recommend to the Penn Virginia Committee for the PVR Executives. The Penn Virginia Committee bases its evaluation of our CEO, and our CEO bases his evaluation of each of the other NEOs, primarily on whether PVR or Penn Virginia met or exceeded certain partnership or corporate performance criteria and whether the NEO met or exceeded certain specifically tailored job-related individual performance criteria. These performance criteria and other factors relevant to the NEOs’ compensation are described in detail below under the headings “Peer Benchmarks for the PVR,” “Peer Benchmarks for Penn Virginia,” “Partnership, Company and Individual Performance Criteria” and “2009 Performance Criteria.” The Penn Virginia Committee set the 2010, 2009 and 2008 base salaries and 2009-related, 2008-related and 2007-related bonus and long-term compensation awards for each of the PVR Executives in the amounts the PVR Committee recommended. Since we and PVR reimburse Penn Virginia for a portion of the Shared Executives’ compensation based on the amount of time they devote to us and PVR, our Committee and the PVR Committee review the amount of the Shared Executives’ time allocable to us and PVR each year and determine whether such time allocations are reasonable in light of the business conducted by us and PVR during such year.

Peer Benchmarks for PVR.  In 2009, the PVR Committee engaged BDO Seidman LLP, or BDO, for the third consecutive year as its independent compensation consultant to assist it in a general review of the compensation packages for the NEOs. In 2007, BDO provided the PVR Committee with information and advice regarding overall program design and compensation trends. In 2008, BDO analyzed the base salaries, target bonuses and long-term compensation opportunities of the following peer group comprised of 16 publicly traded limited partnerships, referred to as the “PVR Peer Group,” comparable to PVR based on market capitalization and type and geographic location of operations:

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

BDO’s analysis showed that the total compensation of the PVR Executives fell between the 50th and 75th percentiles of executive officers in the PVR Peer Group with comparable responsibilities, but that PVR’s overall cost of management was significantly lower than that of the PVR Peer Group because PVR reimburses Penn Virginia for only a portion of the Shared Executives’ compensation. In 2009, BDO provided a general outlook of compensation trends and suggested that, in the existing economic environment, there had been little movement in the value of total compensation packages of the PVR Peer Group. On that basis, the PVR Committee concluded that a full review of total compensation programs of the PVR Peer Group was not warranted and that the data provided in the 2008 study provided sufficient guidance for compensation decisions in 2009. During 2009, Penn Virginia also performed an internal analysis of the PVR Peer Group’s compensation practices as described in proxy statements and other periodic reports, and Penn Virginia’s conclusions were generally consistent with those of BDO. See “How Compensation Is Determined — Partnership, Company and Individual Performance Criteria” for information regarding the competitive compensation positioning of individual NEOs.

Peer Benchmarks for Penn Virginia.  In 2009, the Penn Virginia Committee engaged Hewitt Associates LLC, or Hewitt, for the third consecutive year as its independent compensation consultant to assist it in a general review of the compensation packages for the Shared Executives and the president of Penn Virginia’s oil and gas subsidiary. Hewitt studied a peer group which was comprised of the following 15 publicly traded oil and gas companies, referred to as the “Penn Virginia Peer Group,” similar to Penn Virginia based on revenues, assets, capitalization and scope of operations:

Berry Petroleum Company	Petrohawk Energy Corporation
Bill Barrett Corporation	Petroleum Development Corporation
Cabot Oil & Gas Corporation	PetroQuest Energy, Inc.
Carrizo Oil & Gas, Inc.	Quicksilver Resources Inc.
CNX Gas Corporation	Range Resources Corporation
Delta Petroleum Corporation	Southwestern Energy Company
EXCO Resources, Inc.	St. Mary Land & Exploration Company
Goodrich Petroleum Corporation

Based on Hewitt’s analysis of base salaries, target bonuses and long-term compensation opportunities of the Penn Virginia Peer Group as described in survey data and proxy statements and other periodic reports filed by companies in the Penn Virginia Peer Group, Hewitt concluded that total 2009 compensation opportunities for the Shared Executives and the president of Penn Virginia’s oil and gas subsidiary, as a group, were generally near the 50th percentile of executive officers in the Penn Virginia Peer Group with comparable responsibilities. During 2009, Penn Virginia also performed an internal analysis of the Penn Virginia Peer Group’s compensation practices as described in proxy statements and other periodic reports, and its conclusions were generally consistent with those of Hewitt. See “How Compensation Is

Determined — Partnership, Company and Individual Performance Criteria” for information regarding the competitive compensation positioning of individual NEOs.

Partnership, Company and Individual Performance Criteria.  The Penn Virginia Committee, with the assistance of our Committee and the PVR Committee, targets the amount of salary, cash bonus and long-term compensation awards for each NEO at approximately the 50th percentile of executive officers of PVR’s peers with comparable responsibilities, in the case of the PVR Executives, or executive officers of Penn Virginia’s peers with comparable responsibilities, in the case of the Shared Executives. However, given the importance of executive accountability for PVR’s and Penn Virginia’s performance as well as for individual performance, our Committee, the Penn Virginia Committee and the PVR Committee recognize that compensation for any NEO could exceed such 50th percentile targets, reflecting a reward for exceptional PVR, Penn Virginia or individual performance, or be lower than such 50th percentile targets, reflecting PVR, Penn Virginia or individual underperformance.

To measure specific performance, the Penn Virginia Committee, with the assistance of our Committee and the PVR Committee, uses certain PVR and Penn Virginia performance criteria and certain individual performance criteria which measure achievement and contribution to PVR or Penn Virginia. Our Committee, the Penn Virginia Committee and the PVR Committee believe that these performance criteria for each NEO are focused on factors over which such NEO has some control and which should have a positive effect on PVR’s and Penn Virginia’s operations and on the price of our or PVR’s common units or Penn Virginia’s common stock. The weight given any one criterion and the mix of criteria included in determining amounts of compensation vary among the NEOs depending on their positions and principal areas of responsibility. The relevance and the relative importance of any of these criteria change from time to time, even within the same year, depending on PVR’s and Penn Virginia’s strategic objectives, operational needs and general business and regulatory environments. For this reason, the Penn Virginia Committee, with the assistance of our Committee and the PVR Committee, uses broad discretion and may change these performance criteria from year to year or within a given year, may assign an aggregate weight to several performance criteria applicable to a NEO, may consider adding criteria which were not known at the time the original criteria were established or deleting criteria which became obsolete or unimportant, or may consider all criteria collectively.

2009 Performance Criteria.  Flexibility with respect to performance criteria was particularly relevant in 2009. At the beginning of 2009, the global financial and credit markets had collapsed, commodity prices had plummeted and PVR and Penn Virginia were concerned about liquidity. Penn Virginia, like many of its industry peers, was faced with the likelihood of a negative redetermination of the borrowing base under its revolving credit facility, and neither PVR nor Penn Virginia, like its respective industry peers, were certain of when or whether we would be able to raise public debt or equity. Our CEO recommended, and the Penn Virginia Committee agreed, that, under these circumstances, the quantitative performance criteria that the Penn Virginia Committee has used historically, while still relevant, were difficult to quantify with reasonable certainty and were, in fact, not the most important goals for PVR or Penn Virginia at that time. Rather, our CEO recommended, and the Penn Virginia Committee and our Committee agreed, that the NEOs should first work to increase PVR’s and Penn Virginia’s liquidity and conserve PVR’s and Penn Virginia’s capital so that PVR and Penn Virginia could maintain stable operations during the economic crisis and be in a position to grow once markets and commodity prices recovered.

Compensation of the NEOs

A. James Dearlove, President and CEO.  In February 2010, the Penn Virginia Committee, with the assistance of our Committee and the PVR Committee, set Mr. Dearlove’s 2010 base salary at $500,000, representing an 11% increase over his 2009 base salary. The Penn Virginia Committee, with the assistance of our Committee and the PVR Committee, also awarded to Mr. Dearlove a 2009-related cash bonus of $500,000, or approximately 111% of his 2009 base salary, and a 2009-related long-term compensation award valued at $1,500,000, or approximately 333% of his 2009 base salary. The increase in Mr. Dearlove’s base salary, along with the amount of his bonus, was intended to bring Mr. Dearlove’s cash compensation in line with the median cash compensation of CEOs in the Penn Virginia Peer Group. We reimbursed Penn Virginia for 7% of Mr. Dearlove’s 2009-related bonus and long-term compensation awards, or $35,000 and $105,000, and PVR reimbursed Penn Virginia for 30% of Mr. Dearlove’s 2009-related bonus and long-term compensation awards, or $150,000 and $450,000. Mr. Dearlove’s 2009-related bonus and 2009-related long-term compensation were based on the following 2009-related performance considerations:

•	Promoted transactions which, among other things, increased PVR’s liquidity (defined as cash and cash equivalents plus available borrowing capacity under PVR’s revolving credit facility) from $139.8 million at December 31, 2008 to $187.0 million at December 31, 2009 through a credit facility adjustment and strategic but conservative capital spending
•	Promoted transactions which, among other things, increased Penn Virginia’s liquidity (defined as cash and cash equivalents plus available borrowing capacity under Penn Virginia’s revolving credit facility) from $139.2 million at December 31, 2008 to $378.3 million at December 31, 2009 (or $498.3 million including uncommitted borrowing base amounts) through public financings, credit facility adjustments, sales of non-core assets and strategic but conservative capital spending
•	Recommended and oversaw modifications and redirections throughout 2009, a particularly difficult year, in our, PVR’s and Penn Virginia’s strategies to react appropriately to changing global financial and credit conditions
•	Promoted PVR’s strategy to expand natural gas midstream operations by overseeing an acquisition by PVR’s natural gas midstream division, or “PVRM,” of $22.6 million of midstream assets and an expansion of PVRM’s Beaver/Spearman plant, both of which increased PVRM’s processing capacity
•	Focused the use of Penn Virginia’s available capital on core oil and gas areas
•	Worked with the board of directors of Penn Virginia to update the succession plan for the CEO position and reviewed internal candidate assessments with the board of directors of Penn Virginia
•	Oversaw active investor relations program, including eight quarterly public teleconferences and 13 investor conferences, with more than 125 “one-on-one” investor meetings, six sales force presentations and 17 road shows held during 2009
•	Provided strong leadership for us, PVR and Penn Virginia by effectively managing three separate publicly traded entities engaged in multiple businesses and maintaining our, PVR’s and Penn Virginia’s excellent regulatory and ethical track records

The Penn Virginia Committee believes, and Hewitt’s data confirms, that the amounts of 2009-related bonus and long-term compensation awarded to Mr. Dearlove, when combined with his base salary, comprise an industry-competitive compensation package that falls at approximately the 50th percentile of CEOs in the Penn Virginia Peer Group. Further, the Penn Virginia Committee believes that this compensation appropriately reflects PVR’s, Penn Virginia’s and Mr. Dearlove’s 2009 performances. Our Committee and the PVR Committee reviewed Mr. Dearlove’s time allocated to us and PVR during 2009 and concluded that such allocations were reasonable given the business conducted by us and PVR during 2009.

Frank A. Pici, Vice President and CFO.  In February 2010, the Penn Virginia Committee, with the assistance of our Committee and the PVR Committee, set Mr. Pici’s 2010 base salary at $300,000, representing a 9% increase over his 2009 base salary. This increase was intended to bring Mr. Pici’s base salary closer to the median base salary of CFOs in the Penn Virginia Peer Group. The Penn Virginia Committee, with the assistance of our Committee and the PVR Committee, also awarded to Mr. Pici a 2009-related cash bonus of $220,000, or approximately 80% of his 2009 base salary, and a 2009-related long-term compensation award valued at $650,000, or approximately 236% of his 2009 base salary. We reimbursed Penn Virginia for 8% of Mr. Pici’s 2009-related cash bonus and long-term compensation awards, or $17,600 and $52,000, and PVR reimbursed Penn Virginia for 23% of Mr. Pici’s 2009-related cash bonus and long-term compensation awards, or $50,600 and $149,500. Mr. Pici’s 2009-related bonus and 2009-related long-term compensation were based on the following 2009-related performance considerations:

•	Oversaw the following significant liquidity and capital raising transactions:
º	PVR’s $100 million revolving credit facility expansion
º	Penn Virginia’s $65 million equity offering in May 2009

º	Penn Virginia’s $300 million high yield debt offering in June 2009
º	Penn Virginia’s $118 million secondary offering of PVG common units in September 2009
•	Contributed to the direction of our, PVR’s and Penn Virginia’s strategies
•	Oversaw the amendment and extension of Penn Virginia’s revolving credit facility with a limited reduction in the borrowing base
•	Oversaw the reorganization of PVR’s and Penn Virginia’s accounting and finance departments
•	Oversaw the financial planning, modeling and evaluation of PVR’s and Penn Virginia’s contemplated acquisitions, dispositions and investments
•	Monitored the hedging policies for PVR’s natural gas midstream and Penn Virginia’s oil and gas businesses
•	Set and implemented a successful SOX compliance program that has resulted in us, PVR and Penn Virginia having had no significant SOX-related regulatory compliance issues
•	Maintained an excellent relationship with PVR’s and Penn Virginia’s bank groups comprised of 17 banks and 12 banks
•	Oversaw an active investor relations function
•	Effectively managed the finance, tax, accounting, treasury, investor relations and information technology-related aspects of three separate publicly traded entities engaged in multiple businesses

The Penn Virginia Committee believes, and Hewitt’s data confirms, that the amounts of 2009-related bonus and long-term compensation awarded to Mr. Pici, when combined with his base salary, comprise an industry-competitive compensation package that falls between the 25th and 50th percentiles of CFOs in the Penn Virginia Peer Group. Further, the Penn Virginia Committee believes that this compensation appropriately reflects PVR’s, Penn Virginia’s and Mr. Pici’s 2009 performances. Our Committee and the PVR Committee reviewed Mr. Pici’s time allocated to us and PVR during 2009 and concluded that such allocations were reasonable given the business conducted by us and PVR during 2009.

Nancy M. Snyder, Vice President, Chief Administrative Officer and General Counsel.  In February 2010, the Penn Virginia Committee, with the assistance of our Committee and the PVR Committee, set Ms. Snyder’s 2010 base salary at $300,000, representing a 13% increase over her 2009 base salary. The Penn Virginia Committee, with the assistance of our Committee and the PVR Committee, also awarded to Ms. Snyder a 2009-related cash bonus of $240,000, or approximately 91% of her 2009 base salary, and a 2009-related long-term compensation award valued at $750,000, or approximately 283% of her 2009 base salary. We reimbursed Penn Virginia for 3% of Ms. Snyder’s 2009-related cash bonus and long-term compensation awards, or $7,200 and $22,500, and PVR reimbursed Penn Virginia for 35% of Ms. Snyder’s 2009-related cash bonus and long-term compensation awards, or $84,000 and $262,500. Ms. Snyder’s 2009-related bonus and 2009-related long-term compensation were based on the following 2009-related performance considerations:

•	Oversaw the negotiation of, and directed outside counsel with respect to, the following significant liquidity and capital raising transactions:
º	PVR’s $100 million revolving credit facility expansion
º	Penn Virginia’s $65 million equity offering in May 2009
º	Penn Virginia’s $300 million high yield debt offering in June 2009
º	Penn Virginia’s $118 million secondary offering of PVG common units in September 2009
•	Contributed to the direction of our, PVR’s and Penn Virginia’s strategies
•	Oversaw the negotiation of the amendment and extension of Penn Virginia’s revolving credit facility
•	Oversaw the in-house completion of PVRM’s $22.6 million acquisition of midstream assets and Penn Virginia’s $38 million sale of its non-core Gulf Coast assets

•	Oversaw the in-house completion of several credit agreement amendments for PVR and Penn Virginia, numerous acquisition bids, joint operating agreements, joint exploration agreements, master service agreements, gas processing and transportation agreements, leases, easements and other day-to-day transactions and renewal of our, PVR’s and Penn Virginia’s insurance policies
•	Oversaw Penn Virginia’s in-house legal staff, which, in addition to transactional work and day-to-day contractual matters, reviewed or prepared our, PVR’s and Penn Virginia’s periodic filings and governance documents, including more than 42 Form 8-Ks, 74 sets of board and committee minutes and 184 Form 4s
•	Oversaw all of PVR’s and Penn Virginia’s litigation and dispute-related work
•	Maintained our, PVR’s and Penn Virginia’s excellent legal compliance track record
•	Reviewed and suggested amendment, as necessary, of all governance and other documents, including committee charters, codes of conduct, whistleblower policies, trading policies and equity plans for us, PVR and Penn Virginia
•	Effectively managed the legal, human resource and corporate secretary functions of three separate publicly traded entities engaged in multiple businesses

The Penn Virginia Committee believes, and Hewitt’s data confirms, that the amounts of 2009-related bonus and long-term compensation awarded to Ms. Snyder, when combined with her base salary, comprise an industry-competitive compensation package that falls between the 50th and 75th percentiles of general counsels in the Penn Virginia Peer Group. The Penn Virginia Committee decided to target Ms. Snyder’s total compensation between these percentiles rather than at the median salary for general counsels in the Penn Virginia Peer Group because Ms. Snyder’s responsibilities are significantly broader than those of a general counsel. Further, the Penn Virginia Committee believes that this compensation appropriately reflects PVR’s, Penn Virginia’s and Ms. Snyder’s 2009 performances. Our Committee and the PVR Committee reviewed Ms. Snyder’s time allocated to us and PVR during 2009 and concluded that such allocations were reasonable given the business conducted by us and PVR during 2009.

Keith D. Horton, Chief Operating Officer — Coal.  In February 2010, the PVR Committee, with the assistance of our Committee, recommended and the Penn Virginia Committee decided not to increase Mr. Horton’s base salary for 2009, maintaining it at $280,000. The PVR Committee, with the assistance of our Committee, also recommended and the Penn Virginia Committee, with the concurrence of the PVR Committee, awarded to Mr. Horton a 2009-related cash bonus of $161,000, or approximately 58% of his 2009 base salary, and a 2009-related long-term compensation award valued at $420,000, or approximately 150% of his 2009 base salary. PVR paid all of Mr. Horton’s 2009-related bonus and long-term compensation awards. Mr. Horton’s 2009-related bonus and 2009-related long-term compensation were based on the following 2009-related performance considerations:

•	Maintained stable operational performance by PVR’s coal and natural resource management division despite challenging industry conditions
•	Oversaw the re-leasing of a significant amount of coal reserves to a new operator following the bankruptcy of the then-existing operator
•	PVR’s total coal production increased by 2% in the year ended December 31, 2009 compared to the year ended the December 31, 2008
•	PVR’s Central Appalachian coal production, which accounted for 53% of PVR’s total coal production in 2009, decreased by only 6% in the year ended December 31, 2009 compared to the year ended the December 31, 2008, while Central Appalachian coal production decreased by 14% industry-wide

The PVR Committee and the Penn Virginia Committee believe, and BDO’s most recent review and interpretation of market data confirms, that the amounts of 2009-related bonus and long-term compensation awarded to Mr. Horton, when combined with his base salary, comprise an industry-competitive compensation package that falls between the 50th and 75th percentiles of chief operating officers in the PVR Peer Group.

Further, the PVR Committee and the Penn Virginia Committee believe that this compensation appropriately reflects PVR’s and Mr. Horton’s 2009 performances. These amounts also reflect Mr. Horton’s strong leadership abilities, significant industry experience, tenure at PVR and PVR’s desire to retain his services, as well as the PVR Committee’s and the Penn Virginia Committee’s desire to facilitate, to the extent reasonable and appropriate, the opportunity for all of the NEOs to earn reasonably comparable compensation notwithstanding that they work in different industries that have different compensation practices.

Ronald K. Page, Chief Operating Officer — Midstream.  In February 2010, the PVR Committee, with the assistance of our Committee, recommended and the Penn Virginia Committee decided not to increase Mr. Page’s base salary for 2009, maintaining it at $260,000. The PVR Committee, with the assistance of our Committee, also recommended and the Penn Virginia Committee, with the concurrence of the PVR Committee, awarded to Mr. Page a 2009-related cash bonus of $160,000, or approximately 62% of his 2009 base salary, and a 2009-related long-term compensation award valued at $440,000, or approximately 169% of his 2009 base salary. PVR paid all of Mr. Page’s 2009-related bonus and long-term compensation awards. Mr. Page’s 2009-related bonus and 2009-related long-term compensation were based on the following 2009-related performance considerations:

•	Oversaw PVR’s acquisition of $22.6 million of midstream assets, which increased PVR’s processing capacity by 60 MMcfd
•	Oversaw the expansion of PVR’s Beaver/Spearman plant, which increased PVR’s processing capacity by 40 MMcfd
•	PVR’s system throughput volumes increased by 23% in the year ended December 31, 2009 compared to the year ended December 31, 2008

The PVR Committee and the Penn Virginia Committee believe, and BDO’s most recent review and interpretation of market data confirms, that the amounts of 2009-related bonus and long-term compensation awarded to Mr. Page, when combined with his base salary, comprise an industry-competitive compensation package that falls between the 50th and 75th percentiles of chief operating officers in the PVR Peer Group. Further, the PVR Committee and the Penn Virginia Committee believe that this compensation appropriately reflects PVR’s and Mr. Page’s 2009 performances. These amounts also reflect Mr. Page’s strong leadership abilities, significant industry experience and PVR’s desire to retain his services, as well as the PVR Committee’s and the Penn Virginia Committee’s desire to facilitate, to the extent reasonable and appropriate, the opportunity for all of the NEOs to earn reasonably comparable compensation notwithstanding that they work in different industries that have different compensation practices.

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

Compensation and Benefits Committee

Jonathan B. Weller (Chairman)
Robert J. Hall
John C. van Roden, Jr.

Summary Compensation Table

The following table sets forth the compensation paid by us and PVR for services rendered to us, PVR and PVR’s subsidiaries, during or with respect to the years ended December 31, 2009, 2008 and 2007, to

(i) our CEO, our CFO and our one other executive officer and (ii) for the reasons previously stated under “Compensation Structure,” two executive officers of PVR’s general partner:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	All Other Compensation ($)(2)	Total ($)
A. James Dearlove President and Chief Executive Officer	2009	166,500	185,000	800,000	14,708	1,166,207
	2008	202,500	222,750	759,992	17,046	1,202,288
	2007	186,200	269,500	312,507	17,677	785,884
Frank A. Pici Vice President and Chief Financial Officer	2009	85,250	68,200	181,499	12,323	347,272
	2008	115,500	88,200	223,999	15,349	443,048
	2007	84,160	70,400	121,604	10,624	286,788
Keith D. Horton Co-President and Chief Operating Officer – Coal of PVR’s general partner	2009	280,000	161,000	419,998	37,750	898,748
	2008	280,000	160,000	399,990	35,415	875,405
	2007	270,000	185,000	315,004	31,800	801,804
Ronald K. Page Co-President and Chief Operating Officer – Midstream of PVR’s general partner	2009	260,000	160,000	440,003	37,750	897,753
	2008	260,000	160,000	399,990	35,200	855,340
	2007	235,000	170,000	265,010	31,800	701,810
Nancy M. Snyder Vice President, Chief Administrative Officer and General Counsel	2009	100,700	91,200	297,504	15,105	504,509
	2008	103,350	91,650	263,987	14,145	473,132
	2007	89,700	83,850	138,600	12,402	324,552

(1)	Represents the aggregate grant date fair value of restricted PVR units and phantom PVR units granted by the PVR Committee to the NEOs in consideration for services rendered to PVR. These amounts were computed in accordance with FASB ASC Topic 718 and were based on the NYSE closing prices of PVR’s common units on the dates of grant. See Note 18 in the Notes to Consolidated Financial Statements.
(2)	Reflects amounts paid or reimbursed by us and PVR for (i) automobile allowances, executive health exams and gym memberships and (ii) matching and other contributions to the NEOs’ 401(k) Plan accounts.

The cash components of our executive compensation consist of a base salary and the opportunity to earn an annual cash bonus. See “Compensation Discussion and Analysis — Elements of Compensation.” The amounts of salary and bonus reflected in the Summary Compensation Table above include only amounts paid or reimbursed by us and PVR in consideration for services rendered to us or PVR by the NEOs and do not include any amounts paid by Penn Virginia to any of the NEOs in consideration for services rendered to Penn Virginia. The specific portions of salary and bonus paid, or reimbursed to Penn Virginia, by us and PVR depend on the portions of professional time devoted by each NEO to us and PVR. See “Compensation and Discussion Analysis — Compensation Structure” for a description of the manner in which the NEOs are compensated. The following table shows the portions of professional time devoted to us and PVR by each Shared Executive in 2009, 2008 and 2007 and the portions of such Shared Executive’s salary and bonus we and PVR reimbursed Penn Virginia with respect to those years:

	PVR Portion			Our Portion
Shared Executive	2009	2008	2007	2009	2008	2007
A. James Dearlove	30%	40%	38%	7%	5%	11%
Frank A. Pici	23%	33%	28%	8%	9%	4%
Nancy M. Snyder	35%	35%	33%	3%	4%	6%

Because each of the PVR Executives devoted all of his professional time to PVR in 2009, 2008 and 2007, PVR paid all of his 2009, 2008 and 2007 salaries and 2009-related, 2008-related and 2007-related bonuses. For a discussion of the salaries and bonuses paid to the Shared Executives by Penn Virginia, see the Penn Virginia Proxy Statement relating to its 2010 Annual Meeting of Shareholders.

The equity components of our executive compensation program consist of the opportunity to earn awards of restricted units or phantom units from PVR and awards of stock options, restricted stock and restricted stock units from Penn Virginia. Like the cash component of executive compensation, that portion of the value of each NEO’s equity-based compensation paid or reimbursed by us and PVR depends on the portions of professional time that each NEO devotes to us and PVR. The values of the stock awards reflected in the Summary Compensation Table above include only the values of restricted unit and phantom awards granted by the PVR Committee. The PVR Committee did not grant any restricted units in 2009 and did not grant any phantom units in 2008 or 2007.

Grants of Plan-Based Awards

We did not make any plan-based awards to the NEOs in 2009. The following table sets forth the grant date and number of all phantom PVR units granted to the NEOs in 2009 by the PVR Committee with respect to services rendered to PVR in 2008:

2009 Grants of Plan-Based Awards

Name	Grant Date	All Other Stock Awards: Number of Shares of Stock or Units (#)	Grant Date Fair Value of Stock and Option Awards ($)
A. James Dearlove	February 25, 2009	69,025	800,000
Frank A. Pici	February 25, 2009	15,660	181,499
Keith D. Horton	February 25, 2009	36,238	419,998
Ronald K. Page	February 25, 2009	37,964	440,003
Nancy M. Snyder	February 25, 2009	25,669	297,504

Narrative Discussion of Equity Awards

In 2009, PVR granted phantom units to the NEOs. In 2008 and 2007, PVR granted restricted units to the NEOs. The values of PVR’s restricted units and phantom units reflected in the Summary Compensation Table and the Grants of Plan-Based Awards Table were based on the NYSE closing prices of PVR’s common units on the dates of grant. Restricted PVR units are issued and outstanding PVR common units which are subject to a vesting period as described below. Phantom PVR units are rights to receive one PVR common unit upon the termination of the vesting period described below. The vesting periods for restricted units and phantom units will terminate as determined by the PVR Committee and specified in an award agreement. All restricted PVR units granted to the NEOs since 2005 and all phantom PVR units ever granted to the NEOs vest over a three-year period, with one-third of each award vesting on the first, second and third anniversaries of the grant date unless (i) the grantee’s employment terminates for any reason other than death or disability, in which event any unvested restricted PVR units or unvested phantom PVR units are forfeited unless otherwise determined by the PVR Committee, or (ii) the grantee dies, becomes disabled or becomes retirement eligible, which is defined as reaching age 62 and completing 10 years of consecutive service with PVR’s general partner or its affiliate, or there occurs a change of control, in which events all restrictions lapse. All phantom PVR units ever granted to the NEOs provide that payments on such phantom units will be made in PVR common units (or, at the request of the phantom unitholder and upon the approval of the PVR Committee, an amount of cash equal to the fair market value of PVR’s common units) at the time of vesting, unless vesting occurs early on account of becoming retirement eligible, in which event payments will be made when such phantom units would have originally vested, even if that is after retirement. The PVR Committee has granted distribution equivalent rights in tandem with all phantom unit awards it has ever granted to the NEOs.

The PVR Committee grants annual compensation-based restricted units or phantom units during the first quarter of each year after the Penn Virginia Committee, with our Committee’s and the PVR Committee’s assistance, has concluded its analysis of executive compensation with respect to the preceding year. The PVR Committee generally grants restricted units from time to time in connection with the hiring, promotion or retention of PVR-related employees and, while it has not done so in the past, it may consider granting phantom units in connection with such events. The PVR Committee may also consider grants at such other times as it may deem appropriate.

During 2009, PVR paid quarterly distributions of $0.47 on each restricted PVR unit and each phantom PVR unit. The distributions were paid at the same times and in the same amounts as distributions paid to the other holders of PVR’s common units and were taken into consideration when determining the values of the restricted PVR units and phantom PVR units shown previously in the Summary Compensation Table and in the Grants of Plan-Based Awards Table.

Outstanding Equity Awards at Fiscal Year-End

We do not have any equity awards that have not vested. The following table sets forth certain information regarding the numbers and values of restricted PVR units and phantom PVR units not vested as of December 31, 2009 held by the NEOs on December 31, 2009. The market value of non-vested restricted PVR units or phantom PVR units is based on the NYSE closing price of PVR’s common units on December 31, 2009.

Outstanding Equity Awards at Fiscal Year-End 2009

	Stock Awards
Name	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)
A. James Dearlove	0		0
Frank A. Pici	7,058	(1)	152,170
	15,660	(2)	337,630
Keith D. Horton	13,819	(3)	297,938
	36,238	(4)	781,291
Ronald K. Page	13,199	(5)	284,570
	37,964	(6)	818,504
Nancy M. Snyder	8,260	(7)	178,086
	25,669	(8)	553,424

(1)	Of these restricted units, 2,775 vested on February 22, 2010, 1,509 will vest on February 27, 2010 and 2,774 will vest on February 22, 2011.
(2)	Of these phantom units, 5,220 vested on February 25, 2010, 5,220 will vest on February 25, 2011 and 5,220 will vest on February 25, 2012.
(3)	Of these restricted units, 4,955 vested on February 22, 2010, 3,910 will vest on February 27, 2010 and 4,954 will vest on February 22, 2011.
(4)	Of these phantom units, 12,080 vested on February 25, 2010, 12,079 will vest on February 25, 2011 and 12,079 will vest on February 25, 2012.
(5)	Of these restricted units, 4,955 vested on February 22, 2010, 3,290 will vest on February 27, 2010 and 4,954 will vest on February 22, 2011.
(6)	Of these phantom units, 12,655 vested on February 25, 2010, 12,655 will vest on February 25, 2011 and 12,654 will vest on February 25, 2012.
(7)	Of these restricted units, 3,270 vested on February 22, 2010, 1,720 will vest on February 27, 2010 and 3,270 will vest on February 22, 2011.
(8)	Of these phantom units, 8,557 vested on February 25, 2010, 8,556 will vest on February 25, 2011 and 8,556 will vest on February 25, 2012.

Vesting of Restricted Units and Phantom

The NEOs did not acquire any common units upon the vesting of restricted units during 2009. The following table sets forth the number of PVR common units acquired, and the values realized, by the NEOs upon the vesting of restricted PVR units and phantom PVR during 2009:

Option Exercises and Stock Vested in 2009

	Stock Awards
Name	Number of Shares Acquired on Vesting (#)		Value Realized on Vesting ($)
A. James Dearlove	108,382	(1)	1,731,072
Frank A. Pici	6,315	(2)	74,014
Keith D. Horton	12,902	(2)	151,101
Ronald K. Page	11,359	(2)	133,125
Nancy M. Snyder	6,685	(2)	78,403

(1)	Represents PVR common units acquired upon the vesting of 39,357 restricted PVR units and 69,025 phantom PVR units.
(2)	Represents PVR common units acquired upon the vesting of restricted PVR units.

Executive Stock Ownership Guidelines

Penn Virginia and PVR require our CEO and the other Shared Executives to own shares of Penn Virginia’s common stock and PVR common units valued at an aggregate amount equal to four times base salary, in the case of our CEO, and two times base salary, in the case of the other Shared Executives, with the proportion of stock and units being reflective of the amount of time they devote to Penn Virginia and PVR. PVR requires each PVR Executive to own PVR common units valued at two times his base salary. As of December 31, 2009, all of the NEOs were in compliance with these requirements.

Nonqualified Deferred Compensation

The following table sets forth certain information regarding compensation paid by our general partner, PVR’s general partner and Penn Virginia and deferred by the NEOs under Penn Virginia’s Supplemental Employee Retirement Plan:

2009 Nonqualified Deferred Compensation

Name	Executive Contributions in Last FY ($)(1)	Registrant Contributions in Last FY ($)	Aggregate Earnings (Loss) in Last FY ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last FYE ($)(2)
A. James Dearlove	247,500	0	91,810	260,512	842,333
Frank A. Pici	0	0	389,426	0	1,559,330
Keith D. Horton	0	0	4,470	0	15,553
Ronald K. Page	32,000	0	30,247	0	122,722
Nancy M. Snyder	185,000	0	219,044	0	1,285,032

(1)	All of these amounts are included in the amounts of salary and bonus for 2009 reported by us or Penn Virginia in the Summary Compensation Tables included in this Annual Report on Form 10-K and Penn Virginia’s Proxy Statement relating to its 2010 Annual Meeting of Shareholders.
(2)	Except with respect to aggregate contributions by Penn Virginia of $21,910 on behalf of Mr. Pici in 2001 and 2002, these amounts reflect only salaries and bonuses paid to the NEOs and earnings on those salaries and bonuses. All such salary and bonus amounts were previously reported by us or Penn Virginia as compensation to the NEOs in the Summary Compensation Tables included in our Annual Reports on Form 10-K and Penn Virginia’s Proxy Statements.

The Penn Virginia Corporation Supplemental Employee Retirement Plan, or the SERP, allows all of Penn Virginia’s and its affiliates’ employees, including employees of our general partner and PVR’s general partner, whose salaries exceeded $145,000 in 2009 to defer receipt of up to 100% of their salary, net of their salary deferrals under Penn Virginia’s 401(k) Plan, and up to 100% of their annual cash bonuses. The amounts reported in the Nonqualified Deferred Compensation Table above include not only contributions and earnings thereon related to deferred salaries and bonuses paid for services rendered to us, but also contributions and earnings thereon related to deferred salaries and bonuses paid for services rendered to Penn Virginia. All deferrals under the SERP are credited to an account maintained by Penn Virginia and are invested by Penn Virginia, at the employee’s election, in Penn Virginia’s common stock or in certain mutual funds made available by Penn Virginia and selected by the employee. Since all amounts deferred under the SERP consist of previously earned salary or bonus, all SERP participants are fully vested at all times in all amounts credited to their accounts. Amounts held in a participant’s account will be distributed to the participant on the earlier of the date on which such participant’s employment terminates or there occurs a change of control of Penn Virginia. Neither we nor Penn Virginia are required to make any contributions to the SERP. Since Penn Virginia established the SERP in 1996, it has contributed an aggregate of $43,816 in 2001 and 2002 to the SERP in connection with offers of employment to Mr. Pici and another executive of Penn Virginia, but has made no other contributions to the SERP.

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

Deferred Common Units.  Our LTIP permits the grant of deferred common units to directors. Our general partner granted 32,172 deferred common units to directors of our general partner in 2009. Each deferred common unit represents one common unit, which vests immediately upon issuance and is available to the holder upon termination or retirement from the board of directors of our general partner. Common units delivered in connection with deferred common units may be common units acquired by our general partner in the open market, common units already owned by our general partner, common units acquired by our general partner directly from us or any other person, or any combination of the foregoing. Our general partner will be entitled to reimbursement by us for the cost incurred in acquiring common units. Deferred common units awarded to directors receive additional deferred common units equal in value to all cash or other distributions paid by us on account of our common units.

PVR Long-Term Incentive Plan

PVR’s general partner has adopted the Penn Virginia Resource GP, LLC Fifth Amended and Restated Long-Term Incentive Plan, or the PVR LTIP. The PVR LTIP permits the grant of awards covering an aggregate of 3,000,000 PVR common units to employees and directors of PVR’s general partner and employees of its affiliates who perform services for PVR. Awards under the PVR LTIP can be in the form of PVR common units, restricted PVR units, PVR unit options, phantom PVR units and deferred PVR common units. The terms and conditions of the PVR LTIP are substantially the same as those of our LTIP described above. The PVR LTIP is administered by the PVR Committee. PVR’s general partner granted 1,871 PVR common units to a director of PVR’s general partner, 354,792 phantom PVR units to officers and employees of PVR’s general partner and 42,955 deferred PVR common units to directors of PVR’s general partner in 2009. No grants of PVR unit options have been made under the PVR LTIP and no grants of restricted PVR units were made under the PVR LTIP in 2009. 940 restricted PVR units and 2,379 phantom PVR units were forfeited in 2009.

Change-in-Control Arrangements

The PVR Committee, the Penn Virginia Committee, PVR and Penn Virginia believe that the PVR Executives, together with PVR’s other senior management and key employees, are a primary reason for PVR’s success and that it is important for PVR to protect them in the event that they lose their jobs under certain circumstances upon a change of control. Four of the five NEOs are age 55 or older, and the NEOs have served PVR or Penn Virginia for an average of more than 15 years, with Messrs. Dearlove and Horton and Ms. Snyder having served in various capacities for 32, 28 and 12 years. PVR and Penn Virginia also believe that, by providing change of control protection, the NEOs will be able to evaluate every PVR or Penn Virginia opportunity, including a change of control, that may likely result in the termination of their employment, without the distraction of personal considerations. For these reasons, PVR’s general partner has entered into change of control severance agreements with the PVR Executives, which entitle them to the benefits described below and which are substantially the same as the change of control severance agreements entered into between Penn Virginia and each of the Shared Executives. As noted below, our change in control severance benefits are not triggered unless employment is terminated or adversely changed in a significant manner and PVR’s general partner does not pay tax gross ups in the event of a change of control.

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

Change of Control Severance Benefits.  Upon the occurrence of the GP Dual Triggering Events, the PVR Executive may elect to receive a lump sum, in cash, of an amount equal to three times the sum of his annual base salary plus the highest cash bonus paid to him during the two-year period prior to termination, subject to reduction as described below under “Excise Taxes.” In addition, all options to purchase shares of Penn Virginia common stock then held by the PVR Executive will immediately vest and will remain exercisable for the shorter of three years or the remainder of the options’ respective terms and all restricted stock and restricted stock units of Penn Virginia and all restricted units and phantom units of the Partnership and PVR then held by the PVR Executive will immediately vest and all restrictions will lapse. PVR’s general partner will also provide certain health and dental benefit-related payments to the PVR Executive as well as certain outplacement services.

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

Estimated Payments

The following table sets forth the estimated aggregate payments to Messrs. Horton and Page under their respective General Partner Severance Agreements assuming that the GP Dual Triggering Events occurred on December 31, 2009:

Name of Executive Officer	Salary and Bonus ($)	Accelerated Vesting of Restricted Stock and Units ($)	Other Benefits ($)(1)	Total Estimated Severance Payment ($)
Keith D. Horton	1,395,000	1,079,224	88,800	2,563,024
Ronald K. Page	1,290,000	1,103,074	88,800	2,481,874

(1)	Other benefits include medical and dental insurance-related payments and the value of outplacement services.

Penn Virginia Executive Change of Control Severance Agreements

On October 17, 2008, Penn Virginia entered into an Amended and Restated Executive Change of Control Severance Agreement, or a Penn Virginia Severance Agreement, with each of the Shared Executives containing terms and conditions substantially similar to those of the General Partner Severance Agreements. For a discussion of the terms and conditions of, and the estimated payments under, the Penn Virginia Severance Agreements, see the Penn Virginia Proxy Statement relating to its 2010 Annual Meeting of Shareholders. Any payments required to be made to the Shared Executives under the Penn Virginia Severance Agreements will be the sole responsibility of Penn Virginia.

Compensation of Directors

The following table sets forth the aggregate compensation paid by us to the non-employee directors of our general partner during 2009:

2009 Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)		Total ($)
Robert Garrett	28,000	90,000	(2)	118,000
Robert J. Hall	51,500	90,000	(3)	141,500
John C. van Roden, Jr.	54,000	90,000	(4)	144,000
Jonathan B. Weller	52,500	90,000	(5)	142,500

(1)	Represents the aggregate grant date fair value of common units and deferred common units granted to the non-employee directors of our general partner. These amounts were computed in accordance with FASB ASC Topic 718 and were based on the NYSE closing prices of our common units on the dates of grant. See Note 18 in the Notes to Consolidated Financial Statements.
(2)	As of December 31, 2009, Mr. Garrett had 16,075 deferred common units outstanding.
(3)	As of December 31, 2009, Mr. Hall had 16,075 deferred common units outstanding.
(4)	As of December 31, 2009, Mr. van Roden had 16,075 deferred common units outstanding.
(5)	As of December 31, 2009, Mr. Weller had 16,075 deferred common units outstanding.

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

PVR’s general partner compensates its directors in the same manner as we compensate our directors. For a detailed discussion of the 2009 director compensation for PVR’s general partner, see PVR’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

Compensation Committee Interlocks and Insider Participation

During 2009, Messrs. Hall, van Roden and Weller served on the compensation and benefits committee of our general partner. None of these members is a former or current officer or employee of us or any of our subsidiaries or had any relationship requiring disclosure under Item 404 of Regulation S-K, “Transactions with Related Persons, Promoters and Certain Control Persons.” In 2009, none of the executive officers of our general partner served as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on the board of directors or the compensation and benefits committee of our general partner.

Item 12 Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters

Beneficial Ownership of Units

The following table sets forth, as of February 22, 2010, the amount and percentage of our outstanding common units beneficially owned by (i) each person known by us to own beneficially more than 5% of our common units, (ii) each director of our general partner, (iii) each executive officer of our general partner and PVR’s general partner and (iv) all directors and executive officers of our general partner as a group:

Name of Beneficial Owner	Common Units(1)		Percent of Common Units(2)
Penn Virginia Resource GP Corp.(3)	1,279,925		3.3%
Penn Virginia Resource LP Corp.(3)	18,797,504		48.1%
Neuberger Berman Inc.	5,101,048		13.1%
605 Third Avenue New York, NY 10158
A. James Dearlove	8,000		*
Robert Garrett	34,275	(4)	*
Robert J. Hall	18,375	(4)	*
Keith D. Horton	2,500		*
Ronald K. Page	2,500		*
Frank A. Pici	6,600		*
Nancy M. Snyder	4,000		*
John C. van Roden, Jr.	18,275	(4)	*
Jonathan B. Weller	20,275	(4)	*
All directors and executive officers as a group (9 persons)	114,800	(5)	*

*	Less than 1%.
(1)	Unless otherwise indicated, all common units are owned directly by the named holder and such holder has sole power to vote and dispose of such units.
(2)	Based on 39,074,500 common units issued and outstanding on February 22, 2010. On February 22, 2010, there were approximately 5,300 holders of our common units.
(3)	Penn Virginia is the ultimate parent company of Penn Virginia Resource GP Corp. and Penn Virginia Resource LP Corp. As such, Penn Virginia may be deemed to beneficially own the common units held by Penn Virginia Resource GP Corp. and Penn Virginia Resource LP Corp., which together own 77.0% of our common units. The address for each of Penn Virginia Resource GP Corp. and Penn Virginia Resource LP Corp. is c/o Penn Virginia Corporation, Three Radnor Corporate Center, Suite 300, 100 Matsonford Road, Radnor, Pennsylvania 19087.
(4)	Includes 17,775 deferred common units.
(5)	Includes 71,100 deferred common units.

Equity Compensation Plan Information

The following table sets forth certain information as of December 31, 2009 regarding the options outstanding and securities issued and to be issued under our general partner’s equity compensation plans not approved by our unitholders. Our general partner does not have any equity compensation plans which were approved by our unitholders. See Item 11, “Executive Compensation — Long-Term Incentive Plans,” for a description of our LTIP, our only equity compensation plan.

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by unitholders	N/A	N/A	N/A
Equity compensation plans not approved by unitholders	0	N/A	235,700

Item 13. Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons

Management and Administrative Services

We are managed and controlled by our general partner pursuant to our partnership agreement. Under our partnership agreement, our general partner is reimbursed for all direct and indirect expenses it incurs or payments it makes on our behalf. These expenses include salaries, fees and other compensation and benefit expenses of employees, officers and directors, insurance, other administrative or overhead expenses and all other expenses necessary or appropriate to conduct our business. The costs allocated to us by our general partner for administrative services and overhead totaled $0.4 million, $0.4 million and $0.4 million for the years ended December 31, 2009, 2008 and 2007.

Incentive Distributions

PVR’s partnership agreement provides for incentive distributions payable to its general partner, which is a wholly owned subsidiary of us, out of PVR’s Available Cash (as defined in PVR’s partnership agreement) in the event quarterly distributions to unitholders exceed certain specified targets. In general, subject to certain limitations, if a quarterly distribution exceeds a target of $0.275 per common unit, we will receive incentive distributions equal to (i) 15% of that portion of the distribution per common unit which exceeds but is not more than $0.325, plus (ii) 25% of that portion of the quarterly distribution per common unit which exceeds $0.325 but is not more than $0.375, plus (iii) 50% of that portion of the quarterly distribution per common unit which exceeds $0.375. In 2009, we received total distributions, including incentive distributions, of $63.0 million from PVR. See also Item 1, “Business — Partnership Distributions.”

Oil and Gas Marketing Agreement

Connect Energy, PVR’s wholly owned subsidiary, and PVOG LP, Penn Virginia’s wholly owned subsidiary, are parties to a Master Services Agreement effective September 1, 2006. Pursuant to the Master Services Agreement, Connect Energy and PVOG LP have agreed that Connect Energy will market all of PVOG LP’s oil and gas production in Arkansas, Louisiana, Oklahoma and Texas for a fee equal to 1% of the net sales price (subject to specified limitations) received by PVOG LP for such production. The Master Services Agreement has a primary term of five years and automatically renews for additional one year terms until terminated by either party. In 2009, PVOG LP paid Connect Energy $1.4 million in fees pursuant to the Master Services Agreement.

Gas Gathering and Processing Agreement

PVR East Texas Gas Processing LLC, or PVR East Texas, PVR’s wholly owned subsidiary, and PVOG LP are parties to a Gas Gathering and Processing Agreement effective May 1, 2007. Pursuant to the Gas Gathering and Processing Agreement, PVR East Texas and PVOG LP have agreed that PVR East Texas will gather and process all of PVOG LP’s current and future gas production in certain areas of the Bethany Field in East Texas and redeliver the NGLs to PVOG LP for a current service fee of $0.3115/MMBtu (with an annual CPI adjustment). The Gas Gathering and Processing Agreement has a primary term of 15 years and automatically renews for additional one year terms until terminated by either party. In 2009, PVOG LP paid PVR East Texas $4.0 million in fees pursuant to the Gas Gathering and Processing Agreement.

Gas Purchase Arrangement

From time to time, Connect Energy purchases gas or NGLs from PVOG LP at PVR’s Crossroads Plant and resells such gas or NGLs to third parties. The purchase price paid by Connect Energy to PVOG LP for such gas or NGLs equals the sales price received by Connect Energy for such gas or NGLs from the third parties. In 2009, Connect Energy paid PVOG LP $72.5 million in connection with such purchases.

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

Policies and Procedures Regarding Transactions with Related Persons

Under our Corporate Governance Principles, all directors must recuse themselves from any decision affecting their personal, business or professional interests. In addition, as a general matter, our practice is that any proposed transaction between us (or any of our subsidiaries) and Penn Virginia or PVR (or any of their respective subsidiaries) is approved by the conflicts committee of our general partner. For a discussion of the conflicts committee of our general partner, see Item 10, “Directors, Executive Officers and Corporate Governance — Committees of the Board of Directors of our General Partner — Conflicts Committee.” With respect to any proposed transaction with any other related person, as a general matter, our practice is that such transactions are approved by disinterested directors. The General Counsel of our general partner advises the board of directors of our general partner as to which transactions involve related persons, which transactions require the approval of the conflicts committee of our general partner and which directors are prohibited from voting on a particular transaction. All of the related transactions described above were approved in accordance with the foregoing policies and procedures.

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

Item 14 Principal Accounting Fees and Services

In connection with the audits of our consolidated financial statements and our internal control over financial reporting, or ICFR, for 2009, we entered into an agreement with KPMG which sets forth the terms by which KPMG will perform audit services for us. That agreement provides for alternative dispute resolution procedures and an exclusion of the right to collect punitive damages. The following table shows fees for professional audit services rendered by KPMG for the audits of our and PVR’s consolidated financial statements for 2009 and 2008 and the audits of our and PVR’s ICFR for 2009 and 2008 and fees billed for other services rendered by KPMG:

	2009	2008
Penn Virginia GP Holdings, L.P.
Audit Fees(1)	$325,000	$160,000
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Penn Virginia Resource Partners, L.P.
Audit Fees(2)	$732,000	$1,020,000
Audit-Related Fees(3)	5,000	5,000
Tax Fees	—	—
All Other Fees	—	—
Total Fees	$1,062,000	$1,185,000

(1)	Audit fees for us consist of fees for the audit of our consolidated financial statements, the audit of our ICFR and consents for registration statements. Also included in audit fees are reimbursements of travel-related expenses.
(2)	Audit fees for PVR consist of fees for the audit of PVR’s consolidated financial statements, the audit of PVR’s ICFR, consents for registration statements and comfort letters related to public offerings. Also included in audit fees are reimbursements of travel-related expenses.
(3)	Audit-related fees for PVR consist of fees pertaining to debt compliance letters issued by KPMG for the PVR Notes.

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

Part IV

Item 15 Exhibits and Financial Statement Schedules

The following documents are filed as exhibits to this Annual Report on Form 10-K:

(1)	Financial Statements — The financial statements filed herewith are listed in the Index to Consolidated Financial Statements on page 79 of this Annual Report on Form 10-K.
(2)	All schedules are omitted because they are not required, inapplicable or the information is included in the consolidated financial statements or the notes thereto.
(3)	Exhibits
(2.1)	Purchase and Sale Agreement dated June 17, 2008 between Lone Star Gathering, L.P. and Penn Virginia Resource Partners, L.P., as amended by First Amendment to Purchase and Sale Agreement dated as of July 17, 2008 (incorporated by reference to Exhibit 2.1 to Penn Virginia Resource Partners, L.P.’s Current Report on Form 8-K filed on July 22, 2008).
(3.1)	Certificate of Limited Partnership of Penn Virginia GP Holdings, L.P. (incorporated by reference to Exhibit 3.1 to Registrant’s Registration Statement on Form S-1 filed on July 11, 2006).
(3.1.1)	Amendment dated June 19, 2006 to the Certificate of Limited Partnership of Penn Virginia GP Holdings, L.P. (incorporated by reference to Exhibit 3.2 to Registrant’s Registration Statement on Form S-1 filed on July 11, 2006).
(3.1.2)	Amendment dated September 6, 2006 to the Certificate of Limited Partnership of Penn Virginia GP Holdings, L.P. (incorporated by reference to Exhibit 3.15 to Amendment No. 2 to Registrant’s Registration Statement on Form S-1 filed on October 6, 2006).
(3.2)	Second Amended and Restated Agreement of Limited Partnership of Penn Virginia GP Holdings, L.P. (incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed on October 26, 2007).
(3.2.1)	Amendment No.1 to Second Amended and Restated Agreement of Limited Partnership of Penn Virginia GP Holdings, L.P. (incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed on February 24, 2009).
(3.3)	Certificate of Formation of PVG GP, LLC (incorporated by reference to Exhibit 3.12 to Amendment No. 1 to Registrant’s Registration Statement on Form S-1 filed on September 7, 2006).
(3.4)	First Amended and Restated Limited Liability Company Agreement of PVG GP, LLC (incorporated by reference to Exhibit 3.2 to Registrant’s Current Report on Form 8-K filed on December 13, 2006).
(3.5)	Certificate of Limited Partnership of Penn Virginia Resource Partners, L.P. (incorporated by reference to Exhibit 3.1 to Penn Virginia Resource Partners, L.P.’s Registration Statement on Form S-1 filed on July 19, 2001).
(3.6)	Third Amended and Restated Agreement of Limited Partnership of Penn Virginia Resource Partners, L.P. (incorporated by reference to Exhibit 3.1 to Penn Virginia Resource Partners, L.P.’s Current Report on Form 8-K filed on August 7, 2008).
(3.6.1)	Amendment No.1 to Third Amended and Restated Agreement of Limited Partnership of Penn Virginia Resource Partners, L.P. (incorporated by reference to Exhibit 3.1 to Penn Virginia Resource Partners, L.P.’s Current Report on Form 8-K filed on February 24, 2009).
(3.7)	Certificate of Formation of Penn Virginia Resource GP, LLC (incorporated by reference to Exhibit 3.5 to Amendment No. 1 to Penn Virginia Resource Partners, L.P.’s Registration Statement Form S-1 filed on September 7, 2001).
(3.8)	Fourth Amended and Restated Limited Liability Company Agreement of Penn Virginia Resource GP, LLC (incorporated by reference to Exhibit 3.2 to Penn Virginia Resource Partners, L.P.’s Current Report on Form 8-K filed on December 13, 2006).

(10.1)	Amended and Restated Credit Agreement, dated August 5, 2008, by and among PVR Finco LLC, the guarantors party thereto, PNC Bank, National Association, as Administrative Agent, and the other financial institutions party thereto (incorporated by reference to Exhibit 10.1 to Penn Virginia Resource Partners, L.P.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008).
(10.2)	First Amendment to Amended and Restated Credit Agreement, dated March 27, 2009, among PVR Finco LLC, the guarantors party thereto, PNC Bank, National Association, as Administrative Agent, and the other financial institutions party thereto (incorporated by reference to Exhibit 10.1 to Penn Virginia Resource Partners, L.P.’s Current Report on Form 8-K filed on March 31, 2009).
(10.3)	Consolidated Commitment Increase Agreement, dated March 27, 2009 (incorporated by reference to Exhibit 10.2 to Penn Virginia Resource Partners, L.P.’s Current Report on Form 8-K filed on March 31, 2009).
(10.4)	Contribution Agreement dated as of December 8, 2006 among Penn Virginia Resource LP Corp., Penn Virginia Resource GP, LLC, Kanawha Rail Corp., Penn Virginia GP Holdings, L.P. and Penn Virginia Resource GP Corp. (incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed on December 13, 2006).
(10.5)	Omnibus Agreement dated October 30, 2001 among the Penn Virginia Corporation, Penn Virginia Resource GP, LLC, Penn Virginia Operating Co., LLC and Penn Virginia Resource Partners, L.P. (incorporated by reference to Exhibit 10.6 to Amendment No. 2 to Penn Virginia Resource Partners, L.P.’s Registration Statement on Form S-1 filed on October 4, 2001).
(10.5.1)	Amendment No. 1 to Omnibus Agreement dated December 19, 2002 among the Penn Virginia Corporation, Penn Virginia Resource GP, LLC, Penn Virginia Operating Co., LLC and Penn Virginia Resource Partners, L.P. (incorporated by reference to Exhibit 10.7 to Penn Virginia Resource Partners, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2002).
(10.6)	Non-Compete Agreement dated December 8, 2006 among Penn Virginia GP Holdings, L.P., Penn Virginia Resource Partners, L.P. and Penn Virginia Resource GP, LLC (incorporated by reference to Exhibit 10.2 to Penn Virginia Resource Partners, L.P.’s Current Report on Form 8-K filed on December 13, 2006).
(10.7)	Units Purchase Agreement dated June 17, 2008 by and among Penn Virginia Resource LP Corp., Kanawha Rail Corp. and Penn Virginia Resource Partners, L.P. (incorporated by reference to Exhibit 10.1 to Penn Virginia Resource Partners, L.P.’s Current Report on Form 8-K filed on July 22, 2008).
(10.8)	PVG GP, LLC Amended and Restated Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on October 29, 2007).*
(10.9)	Form of Agreement for Deferred Common Unit Grants under the PVG GP, LLC Amended and Restated Long-Term Incentive Plan (incorporated by reference to Exhibit 10.12 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007).*
(10.10)	Form of Agreement for Restricted Unit Awards under the PVG GP, LLC Amended and Restated Long-Term Incentive Plan (incorporated by reference to Exhibit 10.13 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007).*
(10.11)	PVG GP, LLC Amended and Restated Non-Employee Directors Deferred Compensation Plan (incorporated by reference to Exhibit 10.4 to Registrant’s Current Report on Form 8-K filed on October 29, 2007).*
(10.12)	Penn Virginia Resource GP, LLC Fifth Amended and Restated Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to Penn Virginia Resource Partners, L.P.’s Current Report on Form 8-K filed on January 15, 2009).*

(10.13)	Form of Agreement for Deferred Common Unit Grants under the Penn Virginia Resource GP, LLC Fifth Amended and Restated Long-Term Incentive Plan (incorporated by reference to Exhibit 10.14 to Penn Virginia Resource Partners, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2007).*
(10.14)	Form of Agreement for Restricted Unit Awards under the Penn Virginia Resource GP, LLC Fifth Amended and Restated Long-Term Incentive Plan (incorporated by reference to Exhibit 10.15 to Penn Virginia Resource Partners, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2007).*
(10.15)	Form of Agreement for Phantom Unit Awards under the Penn Virginia Resource GP, LLC Fifth Amended and Restated Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to Penn Virginia Resource Partners, L.P.’s Current Report on Form 8-K filed on February 24, 2009).*
(10.16)	Penn Virginia Resource GP, LLC Amended and Restated Non-Employee Directors Deferred Compensation Plan (incorporated by reference to Exhibit 10.4 to Penn Virginia Resource Partners, L.P.’s Current Report on Form 8-K filed on October 29, 2007).*
(10.17)	Amended and Restated Executive Change of Control Severance Agreement dated October 17, 2008 between Penn Virginia Resource GP, LLC and Keith D. Horton (incorporated by reference to Exhibit 10.1 to Penn Virginia Resource Partners, L.P.’s Current Report on Form 8-K filed on October 22, 2008).*
(10.18)	Amended and Restated Executive Change of Control Severance Agreement dated October 17, 2008 between Penn Virginia Resource GP, LLC and Ronald K. Page (incorporated by reference to Exhibit 10.15 to Penn Virginia Resource Partners, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2008).*
(14.1)	PVG GP, LLC Code of Business Conduct and Ethics (incorporated by reference to Registrant’s Current Report on Form 8-K filed on July 24, 2009).
(12.1)	Statement of Computation of Ratio of Earnings to Fixed Charges Calculation.
(21.1)	Subsidiaries of Penn Virginia GP Holdings, L.P.
(23.1)	Consent of KPMG LLP.
(31.1)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(31.2)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(32.1)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(32.2)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PENN VIRGINIA GP HOLDINGS, L.P.
By: PVG GP, LLC
March 1, 2010	By: /s/ Frank A. Pici Frank A. Pici Vice President and Chief Financial Officer
March 1, 2010	By: /s/ Forrest W. McNair Forrest W. McNair Vice President and Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ A. James Dearlove A. James Dearlove	Chairman of the Board and President and Chief Executive Officer	March 1, 2010
/s/ Robert Garrett Robert Garrett	Director	March 1, 2010
/s/ Robert J. Hall Robert J. Hall	Director	March 1, 2010
/s/ Frank A. Pici Frank A. Pici	Director and Vice President and Chief Financial Officer	March 1, 2010
/s/ Nancy M. Snyder Nancy M. Snyder	Director and Vice President, Chief Administrative Officer and General Counsel	March 1, 2010
/s/ John C. van Roden, Jr. John C. van Roden, Jr.	Director	March 1, 2010
/s/ Jonathan B. Weller Jonathan B. Weller	Director	March 1, 2010