Form 10-Q
period 2010-03-31
Penn Virginia GP Holdings, L.P.
filed 2010-05-06
CIK 1366292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2010

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number:	1-33171

PENN VIRGINIA GP HOLDINGS, L.P.
(Exact name of registrant as specified in its charter)

Delaware	20-5116532
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

FOUR RADNOR CORPORATE CENTER, SUITE 200 100 MATSONFORD ROAD RADNOR, PA 19087
(Address of principal executive offices)	(Zip Code)
(610) 687-8900
(Registrant’s telephone number, including area code)

THREE RADNOR CORPORATE CENTER, SUITE 300 100 MATSONFORD ROAD RADNOR, PA 19087
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
☐ Yes  ☒ No

As of May 5, 2010, 39,074,500 common units representing limited partner interests were outstanding.

PENN VIRGINIA GP HOLDINGS, L.P. AND SUBSIDIARIES

PART I.    FINANCIAL INFORMATION

Item 1    Financial Statements

PENN VIRGINIA GP HOLDINGS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME – unaudited
(in thousands, except per unit data)

	Three Months Ended
	March 31,
	2010	2009
Revenues
Natural gas midstream	$170,609	$117,379
Coal royalties	28,226	30,630
Coal services	1,973	1,888
Other	5,670	6,862
Total revenues	206,478	156,759

Expenses
Cost of midstream gas purchased	141,795	100,620
Operating	9,263	8,890
Taxes other than income	1,518	1,223
General and administrative	9,326	8,133
Depreciation, depletion and amortization	17,818	16,503
Total expenses	179,720	135,369

Operating income	26,758	21,390

Other income (expense)
Interest expense	(5,835)	(5,616)
Other	327	329
Derivatives	(7,568)	(7,161)

Net income	$13,682	$8,942
Less net income attributable to noncontrolling interests	(5,257)	(2,093)
Net income attributable to Penn Virginia GP Holdings, L.P.	$8,425	$6,849

Net income per unit attributable to Penn Virginia GP Holdings, L.P., basic and diluted	$0.22	$0.18

Weighted average number of units outstanding, basic and diluted	39,075	39,075

The accompanying notes are an integral part of these condensed consolidated financial statements.

PENN VIRGINIA GP HOLDINGS, L.P. AND SUBSIDIARIES
 CONDENSED CONSOLIDATED BALANCE SHEETS – unaudited
(in thousands)

	March 31,	December 31,
	2010	2009
Assets
Current assets
Cash and cash equivalents	$27,969	$19,314
Accounts receivable, net of allowance for doubtful accounts	72,801	82,321
Derivative assets	1,320	1,331
Other current assets	4,672	4,816
Total current assets	106,762	107,782

Property, plant and equipment	1,171,250	1,162,070
Accumulated depreciation, depletion and amortization	(277,306)	(261,226)
Net property, plant and equipment	893,944	900,844

Equity investments	87,159	87,601
Intangible assets, net	82,043	83,741
Derivative assets	283	1,284
Other long-term assets	36,514	37,811

Total assets	$1,206,705	$1,219,063

Liabilities and Partners’ Capital
Current liabilities
Accounts payable	$62,268	$61,308
Accrued liabilities	8,901	9,925
Deferred income	4,439	3,839
Derivative liabilities	14,975	11,251
Total current liabilities	90,583	86,323

Deferred income	4,843	5,482
Other liabilities	17,059	17,270
Derivative liabilities	5,469	4,285
Long-term debt	618,100	620,100

Partners’ capital
Penn Virginia GP Holdings, L.P. partners’ capital	243,192	249,696
Noncontrolling interests of subsidiaries	227,459	235,907
Total partners’ capital	470,651	485,603
Total liabilities and partners’ capital	$1,206,705	$1,219,063

The accompanying notes are an integral part of these condensed consolidated financial statements.

PENN VIRGINIA GP HOLDINGS, L.P. AND SUBSIDIARIES
 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – unaudited
(in thousands)

	Three Months Ended March 31,
	2010	2009

Cash flows from operating activities
Net income	$13,682	$8,942
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation, depletion and amortization	17,818	16,503
Commodity derivative contracts:
Total derivative losses	8,150	7,615
Cash settlements of derivatives	(1,646)	2,836
Non-cash interest expense	1,243	491
Equity earnings, net of distributions received	443	(1,559)
Other	633	(207)
Changes in operating assets and liabilities
Accounts receivable	9,504	16,058
Accounts payable	(4,089)	(13,805)
Accrued liabilities	(742)	(1,199)
Deferred income	(39)	(1,560)
Other asset and liabilities	3,565	(456)
Net cash provided by operating activities	48,522	33,659

Cash flows from investing activities
Acquisitions	(29)	(1,256)
Additions to property, plant and equipment	(7,957)	(17,050)
Other	272	265
Net cash used in investing activities	(7,714)	(18,041)

Cash flows from financing activities
Distributions to partners	(30,153)	(29,988)
Proceeds from borrowings	10,000	27,000
Repayments of borrowings	(12,000)	-
Net proceeds from issuance of partners’ capital	-	-
Debt issuance costs and other	-	(9,258)
Net cash used in financing activities	(32,153)	(12,246)

Net increase in cash and cash equivalents	8,655	3,372
Cash and cash equivalents – beginning of period	19,314	18,338
Cash and cash equivalents – end of period	$27,969	$21,710

Supplemental disclosure:
Cash paid for interest	$6,429	$6,156

The accompanying notes are an integral part of these condensed consolidated financial statements.

PENN VIRGINIA GP HOLDINGS, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – unaudited
March 31, 2010

1.	Organization

Penn Virginia GP Holdings, L.P. (the “Partnership,” “we,” “us” or “our”) is a publicly traded Delaware limited partnership formed in June 2006 that owns three types of equity interests in Penn Virginia Resource Partners, L.P. (“PVR”), a publicly traded Delaware limited partnership.  As of March 31, 2010, the equity interests are (1) a 2% general partner interest in PVR, which we hold through our 100% ownership interest in Penn Virginia Resource GP, LLC, PVR’s general partner, (2) all of the incentive distribution rights (“IDRs”) in PVR, which we hold through our 100% ownership interest in PVR’s general partner and (3) an approximately 37% limited partner interest in PVR.  With the IDRs, we receive an increasing percentage of PVR’s quarterly distributions of available cash from operating surplus after certain levels of cash distributions have been achieved.  Our only cash generating assets consist of our equity interests in PVR.  Due to our control of the general partner of PVR, the financial results of PVR are included in our condensed consolidated financial statements.  However, PVR functions with a capital structure that is independent of ours, consisting of its own debt instruments and publicly traded common units.

Our general partner is an indirect wholly owned subsidiary of Penn Virginia Corporation (“Penn Virginia”).  On March 31, 2010, a subsidiary of Penn Virginia sold 10 million of our common units that it beneficially owned in an underwritten public offering.  As of March 31, 2010, Penn Virginia and its subsidiaries owned an approximately 25.8% limited partner interest in us, which was reduced to 22.6% on April 28, 2010 (see Note 13).

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

All dollar amounts presented in the tables to these Notes are in thousands unless otherwise indicated.

Our Condensed Consolidated Financial Statements include the accounts of the Partnership, PVR and all of PVR’s wholly owned subsidiaries.  Investments in non-controlled entities over which we exercise significant influence are accounted for using the equity method.  Intercompany balances and transactions have been eliminated in consolidation.  Our Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America.  These statements involve the use of estimates and judgments where appropriate.  In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of our Condensed Consolidated Financial Statements have been included.  Our Condensed Consolidated Financial Statements should be read in conjunction with our consolidated financial statements and footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2009.  Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

Management has evaluated all activities of the Partnership through the date upon which the Condensed Consolidated Financial Statements were issued, and concluded that no subsequent events have occurred that would require recognition in the Condensed Consolidated Financial Statements, but disclosure is required in the Notes to the Condensed Consolidated Financial Statements.  See Note 13 to the Condensed Consolidated Financial Statements.

3.	Fair Value Measurements

We apply the authoritative accounting provisions for measuring fair value of both our financial and nonfinancial assets and liabilities.  Fair value is an exit price representing the expected amount we would receive to sell an asset or pay to transfer a liability in an orderly transaction with market participants at the measurement date.  We have followed consistent methods and assumptions to estimate the fair values as more fully described in our Annual Report on Form 10-K for the year ended December 31, 2009.

Our financial instruments that are subject to fair value disclosure consist of cash and cash equivalents, accounts receivable, accounts payable, derivatives and long-term debt.  At March 31, 2010, the carrying values of all of these financial instruments approximated fair value.  The fair value of floating-rate debt approximates the carrying amount because the interest rates paid are based on short-term maturities.

Recurring Fair Value Measurements

Certain assets and liabilities, including PVR’s derivatives, are measured at fair value on a recurring basis in our Condensed Consolidated Balance Sheet.  The following tables summarize the valuation of our assets and liabilities for the periods presented:

		Fair Value Measurements at March 31, 2010, Using
Description	Fair Value Measurements at March 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap assets - noncurrent	$186	$-	$186	$-
Interest rate swap liabilities – current	(7,445)	-	(7,445)	-
Interest rate swap liabilities - noncurrent	(3,128)	-	(3,128)	-
Commodity derivative assets - current	1,320	-	1,320	-
Commodity derivative assets - noncurrent	97	-	97	-
Commodity derivative liabilities - current	(7,530)	-	(7,530)	-
Commodity derivative liabilities - noncurrent	(2,341)	-	(2,341)	-
Total	$(18,841)	$-	$(18,841)	$-

		Fair Value Measurements at December 31, 2009, Using
		Quoted Prices in
	Fair Value	Active Markets for	Significant Other	Significant
	Measurements at	Identical Assets	Observable Inputs	Unobservable
Description	December 31, 2009	(Level 1)	(Level 2)	Inputs (Level 3)
Interest rate swap assets - noncurrent	$1,266	$-	$1,266	$-
Interest rate swap liabilities - current	(7,710)	-	(7,710)	-
Interest rate swap liabilities - noncurrent	(3,241)	-	(3,241)	-
Commodity derivative assets - current	1,331	-	1,331	-
Commodity derivative assets - noncurrent	18	-	18	-
Commodity derivative liabilities - current	(3,541)	-	(3,541)	-
Commodity derivative liabilities - noncurrent	(1,044)	-	(1,044)	-
Total	$(12,921)	$-	$(12,921)	$-

We used the following methods and assumptions to estimate the fair values:

•
Commodity derivatives: The PVR natural gas midstream segment utilizes collar derivative contracts to hedge against the variability in the frac spread. PVR determines the fair values of its commodity derivative agreements based on discounted cash flows based on quoted forward prices for the respective commodities. Each of these is a level 2 input. PVR generally uses the income approach, using valuation techniques that convert future cash flows to a single discounted value. See Note 4 for the effects of the derivative instruments on our Condensed Consolidated Statements of Income.
•
PVR interest rate swaps: PVR uses an income approach using valuation techniques that connect future cash flows to a single discounted value. PVR estimates the fair value of the swaps based on published interest rate yield curves as of the date of the estimate. Each of these is a level 2 input.

4.	Derivative Instruments

PVR Natural Gas Midstream Segment Commodity Derivatives

PVR determines the fair values of its derivative agreements using third-party quoted forward prices for the respective commodities as of the end of the reporting period and discount rates adjusted for the credit risk of PVR’s counterparties if the derivative is in an asset position and PVR’s own credit risk if the derivative is in a liability position.  The following table sets forth PVR’s commodity derivative positions as of March 31, 2010:

	Average				Fair Value at
	Volume Per		Weighted Average Price		March 31,
	Day	Swap Price	Put	Call	2010

Crude Oil Collar	(barrels)		($ per barrel)
Second Quarter 2010 through Fourth Quarter 2010	1,750		$68.86	$80.54	$(3,309)
First Quarter 2011 through Fourth Quarter 2011	400		$75.00	$98.50	$35

Natural Gas Purchase Swap	(MMBtu)	($ per MMBtu)
Second Quarter 2010 through Fourth Quarter 2010	7,100	$5.885			$(3,133)
First Quarter 2011 through Fourth Quarter 2011	6,500	$5.796			$(1,043)

Ethane Swap	(gallons)	($ per gallon)
Second Quarter 2010	72,000	$0.735			$1,062

NGL - Natural Gasoline Collar	(gallons)		($ per gallon)
Third Quarter 2010 through Fourth Quarter 2010	42,000		$1.55	$2.03	$(212)
First Quarter 2011 through Fourth Quarter 2011	95,000		$1.57	$1.94	$(2,025)

Settlements to be received in subsequent period					$171

PVR Interest Rate Swaps

PVR has entered into interest rate swaps (the “PVR Interest Rate Swaps”) to establish fixed interest rates on a portion of the outstanding borrowings under its revolving credit facility (the “PVR Revolver”).  The following table sets forth the positions of the PVR Interest Rate Swaps for the periods presented:

	Notional Amounts	Swap Interest Rates (1)		Fair Value
Term	(in millions)	Pay	Receive	March 31, 2010	December 31, 2009
Until March 2010	$310.0	3.54%	LIBOR	$-	$(2,479)
March 2010 - December 2011	$250.0	3.37%	LIBOR	$(10,999)	$(8,456)
December 2011 - December 2012	$100.0	2.09%	LIBOR	$612	$1,252

(1) References to LIBOR represent the 3-month rate.

During the first quarter of 2009, PVR discontinued hedge accounting for all of the PVR Interest Rate Swaps. Accordingly, subsequent fair value gains and losses for the PVR Interest Rate Swaps are recognized in the Derivatives caption on our Condensed Consolidated Statements of Income. As of March 31, 2010, a $0.8 million loss remained in accumulated other comprehensive income (“AOCI”) related to the PVR Interest Rate Swaps.  The $0.8 million loss will be recognized in interest expense when the original forecasted transaction occurs.

PVR reported a (i) net derivative liability of $10.4 million at March 31, 2010 and (ii) loss in AOCI of $0.8 million as of March 31, 2010 related to the PVR Interest Rate Swaps.  In connection with periodic settlements, PVR reclassified a total of $0.6 million of net hedging losses on the PVR Interest Rate Swaps from AOCI to interest expense during the three months ended March 31, 2010.  See the "Financial Statement Impact of Derivatives" section below for the impact of the PVR Interest Rate Swaps on our Condensed Consolidated Financial Statements.

Financial Statement Impact of Derivatives

The following table summarizes the effects of PVR’s derivative activities, as well as the location of the gains and losses, on our Condensed Consolidated Statements of Income for the periods presented:

	Location of gain (loss)
	on derivatives recognized	Three Months Ended March 31,
	in income	2010	2009
Derivatives not designated as hedging instruments:
Interest rate contracts (1)	Interest expense	(582)	(825)
Interest rate contracts	Derivatives	(3,130)	(1,114)
Commodity contracts	Derivatives	(4,438)	(6,047)
Total increase (decrease) in net income resulting from derivatives		$(8,150)	$(7,986)

Realized and unrealized derivative impact:
Cash received (paid) for commodity and interest rate contract settlements	Derivatives	(1,646)	2,836
Cash paid for interest rate contract settlements	Interest expense	-	(370)
Unrealized derivative losses (2)		(6,504)	(10,452)
Total increase (decrease) in net income resulting from derivatives		$(8,150)	$(7,986)

(1)
This represents PVR Interest Rate Swap amounts reclassified out of AOCI and into earnings. During 2008 and 2009 PVR discontinued cash flow hedge accounting for various PVR Interest Rate Swaps at different times. Prior to the first quarter of 2009, PVR discontinued cash flow hedge accounting for the remaining PVR Interest Rate Swaps. During the three months ended March 31, 2009, PVR reclassified $0.4 million out of AOCI relating to actual hedge settlements accounted for under hedge accounting. During the three months ended March 31, 2010 and 2009 PVR reclassified $0.6 million and $0.8 million out of AOCI relating to PVR Interest Rate Swaps no longer designated for cash flow hedge accounting.

(2)	This activity represents unrealized gains in the natural gas midstream, cost of midstream gas purchased, interest expense and derivatives captions on our Condensed Consolidated Statements of Income.

The following table summarizes the fair value of PVR’s derivative instruments, as well as the locations of these instruments, on our Condensed Consolidated Balance Sheets for the periods presented:

		Fair values as of March 31, 2010		Fair values as of December 31, 2009
	Balance Sheet Location	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Derivatives not designated as hedging instruments:
Interest rate contracts	Derivative assets/liabilities - current	$-	$7,445	$-	$7,710
Interest rate contracts	Derivative assets/liabilities - noncurrent	186	3,128	1,266	3,241
Commodity contracts	Derivative assets/liabilities - current	1,320	7,530	1,331	3,541
Commodity contracts	Derivative assets/liabilities - noncurrent	97	2,341	18	1,044
Total derivatives not designated as hedging instruments		$1,603	$20,444	$2,615	$15,536

Total fair value of derivative instruments		$1,603	$20,444	$2,615	$15,536

See Note 3 for a description of how the above-described financial instruments are valued.

The following table summarizes PVR’s interest expense, including the effect of the PVR Interest Rate Swaps, for the periods presented:

	Three Months Ended March 31,
Source	2010	2009
Interest on Revolver	$3,869	$4,277
Debt issuance costs and other	1,384	$591
Capitalized interest	-	(77)
Interest rate swaps	582	825
Total interest expense	$5,835	$5,616

As of March 31, 2010, neither PVR nor we actively traded derivative instruments.  In addition, as of March 31, 2010, neither PVR nor we owned derivative instruments containing credit risk contingencies.

5.	Equity Investments

In accordance with the equity method of accounting, PVR recognized earnings of $2.2 million and $1.6 million for the three months ended March 31, 2010 and 2009, with a corresponding increase in the investment. The joint ventures generally pay quarterly distributions on their cash flow.  PVR received $2.7 million for three months ended March 31, 2010 and no distributions for the same period of 2009.  Equity earnings related to the 50% interest in Coal Handling Solutions LLC are included in coal services revenues on the Condensed Consolidated Statements of Income, and equity earnings related to the 25% interest in Thunder Creek Gas Services LLC and 50% interest in Crosspoint Pipeline LLC are recorded in other revenues on the Condensed Consolidated Statements of Income.  The equity investments for all joint ventures are included in the equity investments caption on the Condensed Consolidated Balance Sheets.

Summarized financial information of unconsolidated equity investments is as follows for the periods presented:

	March 31,	December 31,
	2010	2009
Current assets	$36,243	$32,996
Noncurrent assets	$210,818	$214,463
Current liabilities	$6,862	$4,898
Noncurrent liabilities	$5,367	$5,392

	Three Months Ended March 31,
	2010	2009
Revenues	$16,959	$14,632
Expenses	$8,917	$8,411
Net income	$8,042	$6,221

6.	Noncontrolling Interests

The following is a reconciliation of the carrying amount of partners’ capital attributable to us, partners’ capital attributable to the noncontrolling interests in PVR and total partners’ capital:

	Penn Virginia GP Holdings, L.P. Unitholders	Noncontrolling Interests	Total	Comprehensive Income (Loss)

Balance at December 31, 2009	$249,696	$235,907	$485,603
Distributions paid	(14,848)	(15,305)	(30,153)
Unit based compensation	-	937	937
Change in ownership	(309)	309	-
Comprehensive income:
Net income	8,425	5,257	13,682	13,682
Reclassification adjustments for derivative activities	228	354	582	582
Balances at March 31, 2010	$243,192	$227,459	470,651	$14,264

Balance at December 31, 2008	$269,542	$268,981	538,523
Distributions paid	(14,848)	(15,140)	(29,988)
Comprehensive income:
Net income	6,849	2,093	8,942	8,942
Unrealized losses on derivative activities	(198)	(308)	(506)	(506)
Reclassification adjustments for derivative activities	323	502	825	825
Balances at March 31, 2009	$261,668	$256,128	$517,796	$9,261

7.	Cash Distributions

The following table reflects the allocation of total cash distributions paid by us during the periods presented:

	Three Months Ended March 31,
Unitholders	2010	2009
Public unitholders	$7,219	$3,419
Penn Virginia Corporation	7,629	11,429
Total cash distributions paid	$14,848	$14,848

Total cash distributions paid per unit	$0.38	$0.38

On May 21, 2010, we will pay a $0.39 per unit quarterly distribution to unitholders of record on May 3, 2010.  This per unit distribution is a $0.01 per unit increase from the previous distribution paid on February 19, 2010.

8.    Related-Party Transactions

General and Administrative

Penn Virginia charges us and PVR for certain corporate administrative expenses which are allocable to us and PVR and its subsidiaries.  When allocating general corporate expenses, consideration is given to property and equipment, payroll and general corporate overhead.  Any direct costs are paid by us or PVR, as applicable.  Total corporate administrative expenses charged to us, PVR and PVR’s subsidiaries totaled $1.3 million and $1.7 million for the three months ended March 31, 2010 and 2009.  Of these amounts, Penn Virginia charged us $0.1 million and $0.2 million for the three months ended March 31, 2010 and 2009 and charged PVR $1.2 million and $1.5 million for the three months ended March 31, 2010 and 2009.  These costs are reflected in the general and administrative expenses caption on our Condensed Consolidated Statements of Income.  At least annually, our management performs an analysis of general corporate expenses based on time allocations of shared employees and other pertinent factors.  Based on this analysis, our management believes that the allocation methodologies used are reasonable.

Accounts Payable—Affiliate

Amounts payable to related parties totaled $4.7 million and $1.1 million as of March 31, 2010 and December 31, 2009.  These amounts are primarily due to a wholly owned subsidiary of Penn Virginia, Penn Virginia Oil & Gas, L.P. (“PVOG LP”), and are related to the natural gas gathering and processing agreement between PVR East Texas Gas Processing, LLC (“PVR East Texas”), PVR’s wholly owned subsidiary, and PVOG LP.  See “—

Gathering and Processing Revenues.”  These balances are included in the accounts payable caption on our Condensed Consolidated Balance Sheets.

Marketing Revenues

PVOG LP and Connect Energy Services, LLC (“Connect Energy”), a wholly owned subsidiary of PVR, are parties to a Master Services Agreement effective September 1, 2006.  Pursuant to the Master Services Agreement, Connect Energy markets all of PVOG LP’s oil and gas production in Arkansas, Louisiana, Oklahoma and Texas for a fee equal to 1% of the net sales price (subject to specified limitations) received by PVOG LP for such production.  The Master Services Agreement has a primary term of five years and automatically renews for additional one-year terms until terminated by either party.  Under the Master Services Agreement, PVOG LP paid fees to Connect Energy of $0.4 million for both the three months ended March 31, 2010 and 2009.  These marketing revenues are included in the other revenues caption on our Condensed Consolidated Statements of Income.

Gathering and Processing Revenues

PVR East Texas and PVOG LP are parties to a Gas Gathering and Processing Agreement effective April 1, 2007.  Pursuant to this agreement, PVR East Texas gathers and processes all of PVOG LP’s current and future gas production in certain areas of the Bethany Field in East Texas and redelivers the natural gas liquids (“NGLs”) to PVOG LP for a $0.3115 per million British thermal units (MMBtu) service fee (with an annual CPI adjustment).  The Gas Gathering and Processing Agreement has a primary term ending August 31, 2021 and automatically renews for additional one-year terms until terminated by either party.  PVR East Texas began gathering and processing PVOG LP’s gas in June 2008.  Pursuant to the Gas Gathering and Processing Agreement, PVOG LP paid fees to PVR East Texas of $0.7 million for both the three months ended March 31, 2010 and 2009.  These gathering and processing revenues are recorded in the natural gas midstream revenues caption on our Condensed Consolidated Statements of Income.

Gas Purchases and Sales

In addition to the gathering and processing by PVR East Texas, PVOG LP sells the processed natural gas and NGLs to Connect Energy at PVR’s Crossroads Plant, Connect Energy transports them to the marketing location, and then Connect Energy resells such gas or NGLs to third parties. The sales price received by PVOG LP from Connect Energy for such gas or NGLs equals the sales price received by Connect Energy for such gas or NGLs from the third parties. For the three months ended March 31, 2010 and 2009, PVOG LP received and recognized revenue of $ 18.2 million and $21.2 million from Connect Energy in connection with such sales. For the three months ended March 31, 2010 and 2009, PVR recorded $18.2 million and $21.2 million of natural gas midstream revenue and $18.2 million and $21.2 million for the cost of midstream gas purchased related to the purchase of natural gas from PVOG LP and the subsequent sale of that gas to third parties. We take title to the gas prior to transporting it to third parties.

9.	Unit-Based Compensation

The Penn Virginia Resource GP, LLC Fifth Amended and Restated Long-Term Incentive Plan (the “PVR LTIP”) permits the grant of common units, deferred common units, restricted units and phantom units to employees and directors of its general partner and its affiliates.  PVR recognized compensation expense of $1.4 million and $1.4 million for the three months ended March 31, 2010 and 2009 related to the granting of common and deferred common units under the PVR LTIP and the vesting of restricted units and phantom units granted under the PVR LTIP.  Common units and deferred common units granted under the PVR LTIP are immediately vested, and PVR recognizes compensation expense related to those grants on the grant date.  Restricted units and phantom units granted under the PVR LTIP vest over a three-year period, with one-third vesting in each year, and PVR recognizes compensation expense related to those grants on a straight-line basis over the vesting period.  In 2010, 205,319 phantom unit grants were made under the PVR LTIP at a weighted average grant-date fair value of $23.15.

The PVG GP, LLC Amended and Restated Long-Term Incentive Plan (the “PVG LTIP”) likewise permits the grant of common units, deferred common units, restricted units and phantom units to employees and directors of our general partner and affiliates.  We recognized compensation expense of $0.1 million for both the three months ended March 31, 2010 and 2009 related to the granting of deferred common units under the PVG LTIP.

Our and PVR’s compensation expenses are recorded in the general and administrative expenses caption on our Condensed Consolidated Statements of Income.

10.	Commitments and Contingencies

Legal

We and PVR are involved, from time to time, in various legal proceedings arising in the ordinary course of business.  While the ultimate results of these proceedings cannot be predicted with certainty, our management believes that these claims will not have a material effect on our financial position or results of operations.

Environmental Compliance

As of March 31, 2010 and December 31, 2009, PVR’s environmental liabilities were $1.0 million, which represents PVR’s best estimate of the liabilities as of those dates related to its coal and natural resource management and natural gas midstream businesses.  PVR has reclamation bonding requirements with respect to certain unleased and inactive properties.  Given the uncertainty of when a reclamation area will meet regulatory standards, a change in this estimate could occur in the future.

Mine Health and Safety Laws

There are numerous mine health and safety laws and regulations applicable to the coal mining industry.  However, since PVR does not operate any mines and does not employ any coal miners, PVR is not subject to such laws and regulations.  Accordingly, we have not accrued any related liabilities.

Customer Credit Risk

For the three months ended March 31, 2010, two PVR natural gas midstream segment customers accounted for $31.8 million and $21.7 million, or 15% and 11%, of our total consolidated revenues.  At March 31, 2010, 23% of our consolidated accounts receivable related to these customers.

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

•
PVR Natural Gas Midstream  —  The PVR natural gas midstream segment is engaged in providing natural gas processing, gathering and other related services. PVR owns and operates natural gas midstream assets located in Oklahoma and Texas. PVR’s natural gas midstream business derives revenues primarily from gas processing contracts with natural gas producers and from fees charged for gathering natural gas volumes and providing other related services. In addition, PVR owns a 25% member interest in Thunder Creek Gas Services, LLC, a joint venture that gathers and transports coalbed methane in Wyoming’s Powder River Basin. PVR also owns a natural gas marketing business, which aggregates third-party volumes and sells those volumes into intrastate pipeline systems and at market hubs accessed by various interstate pipelines.
•	The corporate and other caption primarily represents corporate functions.

The following tables present a summary of certain financial information relating to our segments for the periods presented:

	Revenues		Operating income
	Three Months Ended March 31,		Three Months Ended March 31,
	2010	2009	2010	2009

Coal and natural resource management	$33,560	$38,252	$20,361	$24,974
Natural gas midstream	172,918	118,507	7,385	(3,047)
Corporate and other	-	-	(988)	(537)
Consolidated totals	$206,478	$156,759	$26,758	$21,390

Interest expense			(5,835)	(5,616)
Other			327	329
Derivatives			(7,568)	(7,161)
Consolidated net income			$13,682	$8,942

	Additions to property and equipment		DD&A expense
	Three Months Ended March 31,		Three Months Ended March 31,
	2010	2009	2010	2009

Coal and natural resource management	$32	$1,300	$7,326	$7,394
Natural gas midstream	7,954	17,006	10,492	9,109
Consolidated totals	$7,986	$18,306	$17,818	$16,503

	Total assets at
	March 31,	December 31,
	2010	2009

Coal and natural resource management	$569,821	$574,258
Natural gas midstream	626,187	633,802
Corporate and other	10,697	11,003
Consolidated totals	$1,206,705	$1,219,063

12.	New Accounting Standards

In January 2010, the Financial Accounting Standards Board issued guidance on increased fair-value measurement disclosures. The guidance requires us to make new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into and out of level 1 and level 2 fair-value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of level 3 fair-value measurements. The guidance also clarified existing fair-value measurement disclosure about the level of disaggregation, inputs, and valuation techniques. Except for the detail level 3 roll forward disclosures, this guidance is effective for annual and interim reporting beginning in the first quarter of 2010. The new disclosures about purchases, sales, issuances and settlements in the roll forward activity for level 3 fair-value measurements are effective for interim and annual reporting beginning in the first quarter of 2011.

In June of 2009, an amendment was issued providing guidance regarding the consolidation of variable interest entities (“VIE”).  It requires reporting entities to evaluate former qualified special purpose entities for consolidation, changes the approach to determining a VIE’s primary beneficiary from a quantitative assessment to a qualitative assessment designed to identify a controlling financial interest, and increases the frequency of required reassessment to determine whether a company is the primary beneficiary of a VIE.  It also clarifies, but does not significantly change, the characteristics that identify a VIE.  This guidance requires additional year-end and interim disclosures for public and nonpublic companies.  This amendment was effective for annual and interim reporting periods beginning after November 15, 2009.  The adoption of this guidance had no impact on our financial statements.

13.    Subsequent Event

In April 2010, PVR sold $300.0 million of unsecured senior notes due on April 15, 2018 (the “PVR Senior Notes”) with an annual interest rate of 8.25% which is payable semi-annually in arrears on April 15 and October 15 of each year. The PVR Senior Notes were sold at par, equating to an effective yield to maturity of approximately 8.25%. The net proceeds from the sale of the PVR Senior Notes of approximately $292.6 million, after deducting fees and expenses of approximately $7.4 million, were used to repay borrowings under the PVR Revolver. PVR may redeem some or all of the PVR Senior Notes at any time on or after April 15, 2014 at the redemption prices set forth in the Supplemental Indenture governing the PVR Senior Notes and prior to such date at a “make-whole” redemption price. PVR may also redeem up to 35% of the PVR Senior Notes prior to April 15, 2013 with cash proceeds received from certain equity offerings. If PVR sells certain assets and does not reinvest the proceeds or repay senior indebtedness or if PVR experiences a change of control, they must offer to repurchase the PVR Senior Notes. The PVR Senior Notes are senior to any subordinated indebtedness, and are effectively subordinated to all of PVR’s secured indebtedness including the PVR Revolver to the extent of the collateral securing that indebtedness. The obligations under the PVR Senior Notes are fully and unconditionally guaranteed by PVR’s current and future subsidiaries, which are also guarantors under the PVR Revolver.

Subsequent to the March 31, 2010 sale of 10 million of our common units by Penn Virginia, the underwriters of the sale exercised their option to purchase an additional 1.25 million of our common units.  This reduced Penn Virginia’s limited partner ownership interest in us to 22.6%.  We did not receive any of the proceeds from this option exercise.

Forward-Looking Statements

Certain statements contained herein that are not descriptions of historical facts are “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended, or Exchange Act. Because such statements include risks, uncertainties and contingencies, actual results may differ materially from those expressed or implied by such forward-looking statements. These risks, uncertainties and contingencies include, but are not limited to, the following:

•	the volatility of commodity prices for natural gas, natural gas liquids, or NGLs and coal;

•	PVR’s ability to access external sources of capital;

•	any impairment writedowns of PVR’s assets;

•	the relationship between natural gas, NGL and coal prices;

•	the projected demand for and supply of natural gas, NGLs and coal;

•	competition among producers in the coal industry generally and among natural gas midstream companies;

•	the extent to which the amount and quality of actual production of PVR’s coal differs from estimated recoverable coal reserves;

•	PVR’s ability to generate sufficient cash from its businesses to maintain and pay the quarterly distribution to its general partner and its unitholders;

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

•	other risks set forth in Item 1A of this report and in our Annual Report on Form 10-K for the year ended December 31, 2009.

Additional information concerning these and other factors can be found in our press releases and public periodic filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended December 31, 2009. Many of the factors that will determine our future results are beyond the ability of management to control or predict. Readers should not place undue reliance on forward-looking statements, which reflect management’s views only as of the date hereof. We undertake no obligation to revise or update any forward-looking statements, or to make any other forward-looking statements, whether as a result of new information, future events or otherwise.

Item 2    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition and results of operations of Penn Virginia GP Holdings, L.P. and its subsidiaries (the “Partnership,” “we,” “us” or “our”) should be read in conjunction with our Condensed Consolidated Financial Statements and Notes thereto in Item 1.  All dollar amounts presented in the tables that follow are in thousands unless otherwise indicated.

Overview of Our Business

General

We are a publicly traded Delaware limited partnership formed by Penn Virginia Corporation, or Penn Virginia, in June 2006.  Our only cash generating assets consist of our interests in Penn Virginia Resource Partners, L.P., or PVR, which consist of the following:

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

Key Developments

During the three months ended March 31, 2010, the following general business developments and corporate actions had an impact, or will have impact, on the financial reporting of PVR’s results of operations.  A discussion of these key developments follows:

2010 Commodity Prices

The average commodity prices for natural gas, crude oil and natural gas liquids, or NGLs, increased for the three months ended March 31, 2010 from the same period of 2009. NGLs refer to ethane, propane, iso butane, normal butane and pentane. The pricing of these commodities directly and indirectly drive PVR’s earnings.

Coal royalties, which accounted for 84% of the PVR coal and natural resource management segment revenues for the three months ended March 31, 2010 and 80% for the same period in 2009, were lower as compared to 2009. Realized coal royalty per ton by region were slightly higher than 2009, but decreases in production in the higher royalty rate regions offset these higher royalty rates.  PVR continues to benefit from long-term contract prices our lessees previously negotiated with their customers. However, the state of the global economy, including financial and credit markets, has reduced worldwide demand for coal with resultant price declines. Depending on the longevity of the market deterioration, demand for coal may continue to decline, which could adversely affect production and pricing for coal mined by PVR’s lessees.

Revenues, profitability and the future rate of growth of PVR’s natural gas midstream segment are highly dependent on market demand and prevailing NGL and natural gas prices. Historically, changes in the prices of most NGL products have generally correlated with changes in the price of crude oil. NGL and natural gas prices have been subject to significant volatility in recent years in response to changes in the supply and demand for NGL products and natural gas market demand. As part of PVR’s risk management strategy, PVR uses derivative financial instruments to economically hedge NGLs sold and natural gas purchased. PVR’s derivative financial instruments include costless collars and swaps. Based upon current volumes, PVR has entered into hedging arrangements covering approximately 60% and 58% of its commodity-sensitive volumes in 2010 and 2011. PVR generally targets hedging 50% to 60% of its commodity-sensitive volumes covering a two-year period.

PVR Midstream Agreement with Range Resources

On March 10, 2010, PVR Midstream and Range Resources Corporation, or Range, entered into an agreement to construct and operate gas gathering pipelines and compression facilities servicing Range in the Marcellus Shale development in Pennsylvania.

PVR Midstream and Range have agreed to an area of mutual interest, or AMI, that covers parts of Lycoming, Tioga and Bradford Counties in north central Pennsylvania, in which the producer currently holds a substantial acreage position.  Within this AMI, PVR Midstream will construct gathering trunklines, smaller-diameter field gathering lines and compression facilities required to gather production from the AMI.  The agreement provides significant firm gathering capacity in the system, and PVR Midstream will be compensated for the gathering and compression services provided through a combination of firm reservation charges and additional fees based on delivered volumes.  Excess capacity on the system and the location within a core area of Marcellus Shale development may provide opportunities for PVR Midstream to develop additional revenues by providing gathering and compression services to other third-party producers in the area.

PVR Midstream’s total capital investment in this system is anticipated to be in the  range of $170 to $200 million and is expected to be expended between 2010 and 2015, with $35 to $40 million planned for 2010.

PVR Midstream Agreement to Construct Gas Gathering and Compression Facilities

On March 1, 2010, PVR Midstream entered into an agreement to construct and operate gas gathering pipelines and compression facilities servicing a private firm’s Marcellus Shale natural gas production in Wyoming County, Pennsylvania.  Pursuant to the terms of the agreement, PVR Midstream will construct a gathering pipeline and compression facilities with the potential for additional system extensions.  PVR Midstream’s 2010 capital investment in this system is anticipated to be in the  range of $6 to $7 million, with potential future system extensions costing up to an additional  $10 million.

Penn Virginia Sale of PVG Units

On March 31, 2010, Penn Virginia sold 10 million of our common units, constituting approximately 26% of our common units.  Following such sale, Penn Virginia owned the general partner interest in us and approximately 25.8% of our common units.  Subsequent to the March 31, 2010 sale, the underwriters of the sale exercised their option to purchase an additional 1.25 million of our common units reducing Penn Virginia’s limited partner ownership interest in us to 22.6%.  We did not receive any of the proceeds from this option exercise.

Changes in Our Management

In connection with Penn Virginia’s reduction of its limited partner interest in us, we implemented certain changes in management, as described below.

On March 8, 2010, A. James Dearlove resigned from his position as Chief Executive Officer of Penn Virginia Resource GP, LLC, or PVR GP, PVR's general partner, and on March 9, 2010, he resigned from his position as President and Chief Executive Officer of PVG GP, LLC, or PVG GP, our general partner.  On March 8, 2010, the board of directors of PVR GP appointed William H. Shea, Jr. to the position of Chief Executive Officer of PVR GP, and on March 9, 2010 the board of directors of PVG GP appointed Mr. Shea to the positions of President and Chief Executive Officer of PVG GP.

On March 23, 2010, Frank A. Pici resigned from his position as Vice President and Chief Financial Officer of PVR GP, and his position as Vice President and Chief Financial Officer of PVG GP.  On March 23, 2010, the board of directors of PVR GP appointed Robert B. Wallace to the position of Executive Vice President and Chief Financial Officer of PVR GP, and the board of directors of PVG GP appointed Mr. Wallace to the position of Executive Vice President and Chief Financial Officer of PVG GP.

On March 31, 2010, A. James Dearlove, Frank A. Pici and Nancy M. Snyder each resigned from their positions as directors on the board of directors of PVR GP.  On March 31, 2010, Mr. Shea was appointed as a director on the board of directors of PVR GP and on the board of directors of PVG GP.

PVR Senior Notes Offering

In April 2010, PVR sold $300.0 million of unsecured senior notes due on April 15, 2018, or PVR Senior Notes, with an annual interest rate of 8.25% which is payable semi-annually in arrears on April 15 and October 15 of each year. The PVR Senior Notes were sold at par, equating to an effective yield to maturity of approximately 8.25%. The net proceeds from the sale of the PVR Senior Notes of approximately $292.6 million, after deducting fees and expenses of approximately $7.4 million, were used to repay borrowings under the PVR Revolver. PVR may redeem some or all of the PVR Senior Notes at any time on or after April 15, 2014 at the redemption prices set forth in the Supplemental Indenture governing the PVR Senior Notes and prior to such date at a “make-whole” redemption price. PVR may also redeem up to 35% of the PVR Senior Notes prior to April 15, 2013 with cash proceeds received from certain equity offerings.  If PVR sells certain assets and does not reinvest the proceeds or repay senior indebtedness or if PVR experiences a change of control, PVR must offer to repurchase the PVR Senior Notes. The PVR Senior Notes are senior to any subordinated indebtedness, and are effectively subordinated to all of PVR’s secured indebtedness including PVR's revolving credit facility, or PVR Revolver, to the extent of the collateral securing that indebtedness. The obligations under the PVR Senior Notes are fully and unconditionally guaranteed by PVR’s current and future subsidiaries, which are also guarantors under the PVR Revolver.

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

Cash Flows

The following table summarizes our cash flows statements for the periods presented:

	Three Months Ended March 31,
	2010	2009
Cash flows from operating activities:
Net income contribution	$13,682	$8,942
Adjustments to reconcile net income to net cash provided by operating activities (summarized)	26,641	25,679
Net changes in operating assets and liabilities	8,199	(962)
Net cash provided by operating activities	48,522	33,659
Net cash used in investing activities	(7,714)	(18,041)
Net cash used in financing activities	(32,153)	(12,246)
Net increase in cash and cash equivalents	$8,655	$3,372

Cash Flows From Operating Activities

Changes to our working capital and to our current ratio are largely affected by net cash provided by PVR’s operating activities. Net cash provided by PVR’s operating activities primarily came from the following sources:

PVR coal and natural resource management segment:
•	the collection of coal royalties;
•	the sale of standing timber;
•	the collection of coal transportation, or wheelage, fees;
•	distributions received from PVR’s equity investees; and
•	settlements from the PVR Interest Rate Swaps.

PVR natural gas midstream segment:
•	the collection of revenues from natural gas processing contracts with natural gas producers;
•	the collection of revenues from PVR’s natural gas marketing business; and
•	settlements from PVR’s natural gas midstream commodity derivatives.

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

The overall increase in net cash provided by operating activities in the three months ended March 31, 2010 as compared to the same period in 2009 was driven by an increase in the PVR natural gas midstream segment’s gross margin.  Higher commodity prices for natural gas as well as NGLs increased PVR’s margins even though lower throughput volumes were experienced for the comparative periods.  The increase was partially offset by a decrease in operating income, before depreciation, depletion and amortization (“DD&A”) expense from the PVR coal and natural resource management segment primarily due to decreases in coal royalties and minimum rental forfeitures.

Cash Flows From Investing Activities

We do not own any property, plant and equipment on a stand-alone basis, nor did we have investing activities on a stand-alone basis for the three months ended March 31, 2010 and 2009. Net cash used by PVR in investing activities were primarily for capital expenditures. The following table sets forth PVR’s capital expenditures programs, by segment, for the periods presented:

	Three Months Ended March 31,
	2010	2009
Coal and natural resource management
Acquisitions	$29	$1,256
Other property and equipment expenditures	3	44
Total	32	1,300

Natural gas midstream
Expansion capital expenditures	7,400	11,200
Other property and equipment expenditures	1,857	3,282
Total	9,257	14,482

Total capital expenditures	$9,289	$15,782

PVR’s capital expenditures for the three months ended March 31, 2010 and 2009 consisted primarily of natural gas midstream expansion capital used to increase its operational footprint in its Panhandle System.

Cash Flows From Financing Activities

During the three months ended March 31, 2010, PVR had net repayments of outstanding borrowings of $2.0 million under the PVR Revolver.  During the same period of 2009, PVR had net borrowings of $27.0 million used to finance expansion projects.  Our quarterly distributions to partners were $30.2 million and $30.0 million for the three months ended March 31, 2010 and 1009.

Certain Non-GAAP Financial Measures

We use non-GAAP measures to evaluate our business and performance.  None of these measures should be considered an alternative to, or more meaningful than, net income, operating income, cash flows from operating activities or any other measure of financial performance or liquidity presented in accordance with GAAP, or as indicators of our operating performance or liquidity.

The following tables present the calculation of distributable cash to us and reconciliation of net income attributable to us with respect to the periods presented:

	Three Months Ended
	March 31,
	2010 (a)	2009
Calculation of Non-GAAP "Distributable cash"
Distributable cash:
Cash distributions received from PVR associated with:
2% general partner interest	$498	$497
General partner incentive distribution rights	6,046	6,035
PVR common units	9,206	9,206
Total cash received from PVR	15,750	15,738

Deduct: Net expenses of PVG on a stand-alone basis (b)	(969)	(526)
Cash reserve for working capital	458	(364)

Distributable cash (c)	$15,239	$14,848

Cash distributions paid to partners of PVG
To Penn Virginia Corporation	$3,930	$11,429
To public unitholders	11,309	3,419

Total cash distributions paid	$15,239	$14,848

Distribution per limited partner unit (paid in subsequent period)	$0.39	$0.38

Weighted-average units outstanding, basic and diluted	39,075	39,075

	Three Months Ended
	March 31,
	2010	2009
Reconciliation of GAAP "Net income" to Non-GAAP "Net income
as adjusted"
Net income attributable to PVG	$8,425	$6,849
Adjustments for derivatives:
Derivative losses included in net income	8,150	7,615
Cash receipts (payments) to settle derivatives for period	(1,646)	2,836
Impact of adjustments on noncontrolling interests (d)	(2,334)	(2,310)
Net income attributable to PVG, as adjusted (e)	$12,595	$14,990

Net income attributable to PVG, as adjusted, per limited partner unit,
basic and diluted	$0.32	$0.38

(a)	The three months ended March 31, 2010 column represents cash distributions expected to be received from PVR and cash distributions expected to be paid to our unitholders in May 2010.
(b)	Estimated net expenses of PVG, which represent general and administrative expenses, partially offset by interest income.
(c)
Distributable cash represents cash distributions received from PVR, minus our net expenses, minus cash reserve for working capital.  Distributable cash is presented because we believe it is a useful adjunct to net income under GAAP.  Distributable cash is a significant liquidity metric which is an indicator of our ability to pay quarterly cash distributions to our limited partners.  Distributable cash is also the quantitative standard used throughout the investment community with respect to publicly traded partnerships.  Distributable cash is not a measure of financial performance under GAAP and should not be considered as an alternative to cash flows from operating, investing or financing activities, as an indicator of cash flows, as a measure of liquidity or as an alternative to net income.

(d)	Noncontrolling interests in net income adjusts for the effects of incentive distribution rights and reflects the noncontrolling interests percentage of net income. The ratio of net income and net income attributable to noncontrolling interests calculated on a GAAP basis was used to estimate the impact of adjustments on noncontrolling interests.  A pro forma calculation of net income attributable to noncontrolling interests was not performed.
(e)
Net income as adjusted represents net income adjusted to exclude the effects of non-cash changes in the fair value of derivatives, and adjustments for an estimate of the related noncontrolling interests.  We believe this presentation  is commonly used by investors and professional research analysts in the valuation, comparison, rating and investment recommendations of companies in the  natural gas midstream industry.  We use this information for comparative purposes within the industry.  Net income as adjusted is not a measure of financial performance under GAAP and should not be considered as a measure of liquidity or as an alternative to net income.

Sources of Liquidity

Long-Term Debt

As of March 31, 2010, we had no outstanding borrowings other than the borrowings of PVR discussed below, which are included in our Condensed Consolidated Financial Statements.

PVR Revolver.  As of March 31, 2010, net of outstanding borrowings of $618.1 million and letters of credit of $1.6 million, PVR had remaining borrowing capacity of $180.3 million on the PVR Revolver.  After giving effect to the PVR Senior Notes offering noted below, PVR’s remaining borrowing capacity is $472.9 million.  The PVR Revolver matures in December 2011 and is available to PVR for general purposes, including working capital, capital expenditures and acquisitions, and includes a $10.0 million sublimit for the issuance of letters of credit.  The interest rate under the PVR Revolver fluctuates based on the ratio of PVR’s total indebtedness-to-EBITDA.  Interest is payable at a base rate plus an applicable margin of up to 1.25% if PVR selects the base rate borrowing option or at a rate derived from the London Interbank Offered Rate, or LIBOR, plus an applicable margin ranging from 1.75% to 2.75% if PVR selects the LIBOR-based borrowing option.  The weighted average interest rate on borrowings outstanding under the PVR Revolver during the three months ended March 31, 2010 was approximately 2.5%.  PVR does not have a public rating for the PVR Revolver.  A discussion of the applicable covenants and related compliance with respect to the PVR Revolver is provided in the discussion of Financial Condition that follows.

PVR Interest Rate Swaps.  PVR has entered into the PVR Interest Rate Swaps to establish fixed rates on a portion of the outstanding borrowings under the PVR Revolver. The following table sets forth the PVR Interest Rate Swap positions as of March 31, 2010:

	Notional Amounts	Swap Interest Rates (1)
Term	(in millions)	Pay	Receive
March 2010 - December 2011	$250.0	3.37%	LIBOR
December 2011 - December 2012	$100.0	2.09%	LIBOR

(1)  References to LIBOR represent the 3-month rate.

The PVR Interest Rate Swaps extend one year past the maturity of the current PVR Revolver. After considering the applicable margin of 2.25% in effect as of March 31, 2010 the total interest rate on the $250 million portion of the PVR Revolver borrowings covered by the PVR Interest Rate Swaps was 5.62% as of March 31, 2010.

PVR Senior Notes.  In April 2010, PVR sold $300.0 million of unsecured senior notes due on April 15, 2018 with an annual interest rate of 8.25% which is payable semi-annually in arrears on April 15 and October 15 of each year. The PVR Senior Notes were sold at par, equating to an effective yield to maturity of approximately 8.25%. The net proceeds from the sale of the PVR Senior Notes of approximately $292.6 million, after deducting fees and expenses of approximately $7.4 million, were used to repay borrowings under the PVR Revolver. PVR may redeem some or all of the PVR Senior

Notes at any time on or after April 15, 2014 at the redemption prices set forth in the Supplemental Indenture governing the PVR Senior Notes and prior to such date at a “make-whole” redemption price. PVR may also redeem up to 35% of the PVR Senior Notes prior to April 15, 2013 with cash proceeds received from certain equity offerings.  If PVR sells certain assets and does not reinvest the proceeds or repay senior indebtedness or if PVR experiences a change of control, PVR must offer to repurchase the Senior Notes. The PVR Senior Notes are senior to any subordinated indebtedness, and are effectively subordinated to all of PVR’s secured indebtedness including the PVR Revolver to the extent of the collateral securing that indebtedness. The obligations under the PVR Senior Notes are fully and unconditionally guaranteed by PVR’s current and future subsidiaries, which are also guarantors under the PVR Revolver.

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

As of March 31, 2010 and through the date of this filing, PVR was in compliance with all of the PVR Revolver’s covenants. The following table summarizes the actual results of PVR’s covenant compliance for the period ended March 31, 2010:

Description of Covenant	Covenant	Actual Results
Debt to EBITDA	5.25	3.28
EBITDA to interest expense	2.50	7.62

In the event that PVR would be in default of its covenants under the PVR Revolver, PVR could appeal to the banks for a waiver of the covenant default. Should the banks deny PVR’s appeal to waive the covenant default, the outstanding borrowings under the PVR Revolver would become payable upon demand and would be reclassified to the current liabilities section of the Condensed Consolidated Balance Sheets. The PVR Revolver prohibits PVR from making distributions to its partners if any potential default, or event of default, as defined in the PVR Revolver, occurs or would result from the distributions.

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

After giving effect to the PVR Senior Notes offering noted above, PVR believes that its remaining borrowing capacity of approximately $472.9 million will be sufficient for its 2010 capital needs and commitments. PVR’s short-term cash requirements for operating expenses and quarterly distributions to us, as the owner of PVR’s general partner, and unitholders are expected to be funded through operating cash flows. In 2010, PVR anticipates making capital expenditures, excluding acquisitions, of approximately $105.0 million, including anticipated maintenance capital of $16.0 million to $18.0 million. The majority of the 2010 capital expenditures are expected to be incurred in the PVR natural gas midstream segment. PVR intends to fund these capital expenditures with a combination of operating cash flows and borrowings under the PVR Revolver. Long-term cash requirements for acquisitions and other capital expenditures are expected to be funded by operating cash flows, borrowings under the PVR Revolver and the issuances of additional debt and equity securities if available under commercially acceptable terms.

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

Results of Operations

Consolidated Review

The following table presents summary consolidated results for the periods presented:

	Three Months Ended March 31,
	2010	2009

Revenues	$206,478	$156,759
Expenses	179,720	135,369
Operating income	26,758	21,390
Other income (expense)	(13,076)	(12,448)
Net income	$13,682	$8,942
Net income attributable to noncontrolling interests	(5,257)	(2,093)
Net income attributable to Penn Virginia GP Holdings, L.P.	$8,425	$6,849

The following table presents a summary of certain financial information relating to our segments for the periods presented:

	PVR Coal and Natural Resource Management	PVR Natural Gas Midstream	Corporate and Other	Consolidated
For the Three Months Ended March 31, 2010:
Revenues	$33,560	$172,918	$-	$206,478
Cost of midstream gas purchased	-	(141,795)	-	(141,795)
Operating costs and expenses	(5,873)	(13,246)	(988)	(20,107)
Depreciation, depletion and amortization	(7,326)	(10,492)	-	(17,818)
Operating income (loss)	$20,361	$7,385	$(988)	$26,758

For the Three Months Ended March 31, 2009:
Revenues	$38,252	$118,507	$-	$156,759
Cost of midstream gas purchased	-	(100,620)	-	(100,620)
Operating costs and expenses	(5,884)	(11,825)	(537)	(18,246)
Depreciation, depletion and amortization	(7,394)	(9,109)	-	(16,503)
Operating income (loss)	$24,974	$(3,047)	$(537)	$21,390

PVR Coal and Natural Resource Management Segment

Three Months Ended March 31, 2010 Compared with Three Months Ended March 31, 2009

The following table sets forth a summary of certain financial and other data for the PVR coal and natural resource management segment and the percentage change for the periods presented:

	Three Months Ended March 31,		Favorable	%
	2010	2009	(Unfavorable)	Change
Financial Highlights
Revenues
Coal royalties	$28,226	$30,630	$(2,404)	(8)%
Coal services	1,973	1,888	85	5%
Timber	1,305	1,317	(12)	(1)%
Oil and gas royalty	744	703	41	6%
Other	1,312	3,714	(2,402)	(65)%
Total revenues	33,560	38,252	(4,692)	(12)%

Expenses
Coal royalties	1,456	1,224	(232)	(19)%
Other operating	515	883	368	42%
Taxes other than income	475	425	(50)	(12)%
General and administrative	3,427	3,352	(75)	(2)%
Depreciation, depletion and amortization	7,326	7,394	68	1%
Total expenses	13,199	13,278	79	1%

Operating income	$20,361	$24,974	$(4,613)	(18)%

Other data

Coal royalty tons by region
Central Appalachia	3,929	4,658	(729)	(16)%
Northern Appalachia	1,038	1,057	(19)	(2)%
Illinois Basin	1,082	1,261	(179)	(14)%
San Juan Basin	2,194	1,772	422	24%
Total	8,243	8,748	(505)	(6)%

Coal royalties revenues by region
Central Appalachia	$18,530	$21,683	$(3,153)	(15)%
Northern Appalachia	1,950	1,951	(1)	(0)%
Illinois Basin	2,942	3,241	(299)	(9)%
San Juan Basin	4,804	3,755	1,049	28%
	$28,226	$30,630	$(2,404)	(8)%
Less coal royalties expenses (1)	(1,456)	(1,224)	(232)	(19)%
Net coal royalties revenues	$26,770	$29,406	$(2,636)	(9)%

Coal royalties per ton by region ($/ton)
Central Appalachia	$4.72	$4.66	$0.06	1%
Northern Appalachia	1.88	1.85	0.03	2%
Illinois Basin	2.72	2.57	0.15	6%
San Juan Basin	2.19	2.12	0.07	3%
	$3.42	$3.50	$(0.08)	(2)%
Less coal royalties expenses (1)	(0.17)	(0.14)	(0.03)	(21)%
Net coal royalties revenues	$3.25	$3.36	$(0.11)	(3)%

(1)	PVR’s coal royalties expense is incurred primarily in the Central Appalachian region.

Revenues

Coal royalties revenues decreased due to a shift in production mix to lower royalty leases, primarily to fixed rate leases in the San Juan Basin from the higher royalty Central Appalachian region.  The average royalty rates received in all regions was relatively consistent for the comparative periods.

Coal production decreased due to lower longwall mining operations in the Central Appalachian region as operations moved onto adjacent reserves and the closure of a mine in the Illinois Basin due to adverse geological conditions.  These production decreases were partially offset by production increases in the San Juan Basin resulting from the start up of a mine during 2009 and improved mining conditions.

Other revenues, which consisted primarily of wheelage fees, forfeiture income and management fees, decreased due to forfeited minimum rentals recognized in the first quarter of 2009 for a property that was not mined in the statutory time period.

Expenses

Coal royalties expenses increased due to an increase in mining activity by PVR’s lessees from subleased properties in the Central Appalachian region where PVR’s coal royalties expense is primarily incurred.  Mining activity on PVR’s subleased property fluctuates between periods due to the proximity of PVR’s property boundaries and those of other mineral owners.

Operating expenses decreased due to the timing of core hole drilling and other geological studies of coal seams and reserves.

DD&A expenses were relatively consistent for the comparative periods.  On a per ton basis, coal depletion increased to $0.62 per ton in the first quarter of 2010 from $0.57 per ton in the first quarter of 2009.  The increase in depletion rates was offset by the decrease in production.

PVR Natural Gas Midstream Segment

Three Months Ended March 31, 2010 Compared with Three Months Ended March 31, 20009

The following table sets forth a summary of certain financial and other data for the PVR natural gas midstream segment and the percentage change for the periods presented:

	Three Months Ended March 31,		Favorable
	2010	2009	(Unfavorable)	% Change
Financial Highlights
Revenues
Residue gas	$94,896	$81,194	$13,702	17%
Natural gas liquids	66,643	30,606	36,037	118%
Condensate	6,736	2,903	3,833	132%
Gathering, processing and transportation fees	2,334	2,676	(342)	(13)%
Total natural gas midstream revenues (1)	170,609	117,379	53,230	45%
Equity earnings in equity investment	1,683	1,119	564	50%
Producer services	626	9	617	6856%
Total revenues	172,918	118,507	54,411	46%

Expenses
Cost of midstream gas purchased (1)	141,795	100,620	(41,175)	(41)%
Operating	7,292	6,783	(509)	(8)%
Taxes other than income	1,043	798	(245)	(31)%
General and administrative	4,911	4,244	(667)	(16)%
Depreciation and amortization	10,492	9,109	(1,383)	(15)%
Total operating expenses	165,533	121,554	(43,979)	(36)%

Operating income	$7,385	$(3,047)	$10,432	342%

Operating Statistics
System throughput volumes (MMcf)	27,725	32,280	(4,555)	(14)%
Daily throughput volumes (MMcfd)	308	359	(51)	(14)%

Gross margin	$28,814	$16,759	$12,055	72%
Cash impact of derivatives	780	3,792	(3,012)	(79)%
Gross margin, adjusted for impact of derivatives	$29,594	$20,551	$9,043	44%

Gross margin ($/Mcf)	$1.04	$0.52	$0.52	100%
Cash impact of derivatives ($/Mcf)	0.03	0.12	(0.09)	(75)%
Gross margin, adjusted for impact of derivatives ($/Mcf)	$1.07	$0.64	$0.43	67%

(1)
In the three months ended March 31, 2010 and 2009, PVR recorded $18.2 million and $21.2 million of natural gas midstream revenues and $18.2 million and $21.2 million for the cost of midstream gas purchased related to the purchase of natural gas from Penn Virginia Oil & Gas, L.P. and the subsequent sale of that gas to third parties.  PVR take title to the gas prior to transporting it to third parties.  These transactions do not impact the gross margin.

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

The gross margin increase was a result of higher commodity pricing and higher fractionation, or frac, spreads partially offset by decreased system throughput volumes.  Frac spreads are the difference between the price of NGLs sold and the cost of natural gas purchased on a per MMBtu basis.  Not all of PVR’s system throughput volumes are processed through gas processing plants as some of PVR’s systems are only gathering facilities.  Of the systems with gas processing capabilities, PVR's processed volumes remained relatively consistent for the comparative periods.  Processed volumes at PVR’s Crossroads facility increased due to the addition of new producer gas, which was offset by a decrease in processed volumes at PVR’s other processing facilities due to lack of producer drilling and natural declines of natural gas production.

PVR generated a majority of its gross margin from contractual arrangements under which the gross margin is exposed to increases and decreases in the price of natural gas and NGLs. As part of PVR’s risk management strategy, PVR uses derivative financial instruments to economically hedge NGLs sold and natural gas purchased. On a per Mcf basis, adjusted for the impact of PVR commodity derivative instruments, PVR’s gross margin increased by $0.43, or 67% as compared to the three months ended March 31, 2009. This favorable increase was moderately impacted by commodity derivatives as a result of higher commodity prices during the first quarter of 2010.

Revenues Other Than Gross Margin

Equity earnings in equity investment have grown due to mainline volume increases in the Powder River Basin.  Producer services revenues increased due to the relative increase in commodity prices.

Expenses

Operating expenses increased due to PVR’s prior and current years’ acquisitions, expansion projects, compressor rentals and labor costs. Increased costs for compressor rentals and labor costs were incurred due to expanding PVR’s footprint in the Panhandle System.

Taxes other than income increased due to higher property taxes. The increase in property taxes was a result of PVR’s acquisitions and plant expansions.

General and administrative expenses increased due to increased staffing and related benefit costs.

Depreciation and amortization expenses increased primarily due to PVR’s acquisitions and capital expansions on the Panhandle System, including the Sweetwater plant acquisition and Spearman plant construction.

Other

Our other results consist of interest expense and derivative gains and losses.  The following table sets forth a summary of certain financial data for our other results for the periods presented:

	Three Months Ended March 31,
	2010	2009
Operating income	$26,758	$21,390
Other income (expense)
Interest expense	(5,835)	(5,616)
Other	327	329
Derivatives	(7,568)	(7,161)
Net income	$13,682	$8,942

Interest Expense.  Interest expense is comprised of the following for the periods presented:

	Three Months Ended March 31,
Source	2010	2009
Interest on Revolver	$3,869	$4,277
Debt issuance costs and other	1,384	$591
Capitalized interest	-	(77)
Interest rate swaps	582	825
Total interest expense	$5,835	$5,616

Interest expense incurred on borrowings under the PVR Revolver for the three months ended March 31, 2010 decreased from the comparative period in 2009 due to lower interest rates.  This decrease was more than offset by the effects of an increase in PVR’s weighted average borrowings due to PVR’s capital spending program and an increase in non-cash interest expense related to debt issuance costs incurred in March 2009.  The PVR Interest Rate Swaps, which establish fixed interest rates on a portion of the outstanding borrowings under the PVR Revolver, have also increased the total interest expense.

Derivatives.  PVR’s results of operations and operating cash flows were impacted by changes in market prices affecting fair values for NGL, crude oil and natural gas prices, as well as the PVR Interest Rate Swaps.

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

During the first quarter of 2009, PVR discontinued hedge accounting for all of the PVR Interest Rate Swaps.  Accordingly, subsequent fair value gains and losses for the PVR Interest Rate Swaps are recognized in the derivatives caption on our Condensed Consolidated Statements of Income.

PVR’s derivative activity for the periods presented is summarized below:

	Three Months Ended March 31,
	2010	2009
PVR Interest Rate Swap unrealized derivative loss	$(704)	$(158)
PVR Interest Rate Swap realized derivative loss	(2,426)	(956)
Natural gas midstream commodity unrealized derivative loss	(5,218)	(9,839)
Natural gas midstream commodity realized derivative gain	780	3,792
Total derivative loss	$(7,568)	$(7,161)

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

As of March 31, 2010 and December 31, 2009, PVR’s environmental liabilities were $1.0 million, which represents PVR’s best estimate of the liabilities as of those dates related to its coal and natural resource management and natural gas midstream businesses.  PVR has reclamation bonding requirements with respect to certain unleased and inactive properties.  Given the uncertainty of when a reclamation area will meet regulatory standards, a change in this estimate could occur in the future.

Critical Accounting Estimates

The process of preparing financial statements in accordance with accounting principles generally accepted in the United States of America requires our management to make estimates and judgments regarding certain items and transactions.  It is possible that materially different amounts could be recorded if these estimates and judgments change or if the actual results differ from these estimates and judgments.  Our most critical accounting estimates which involve the judgment of our management were fully disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009 and remained unchanged as of March 31, 2010.

New Accounting Standards

See Note 12 to the Condensed Consolidated Financial Statements for a description of new accounting standards.

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

PVR has completed a number of acquisitions in recent years.  In conjunction with PVR’s accounting for these acquisitions, it was necessary for PVR to estimate the values of the assets acquired and liabilities assumed, which involved the use of various assumptions. The most significant assumptions, and the ones requiring the most judgment, involve the estimated fair values of property, plant and equipment, and the resulting amount of goodwill, if any. Changes in operations, further decreases in commodity prices, changes in the business environment or further deteriorations of market conditions could substantially alter management’s assumptions and could result in lower estimates of values of acquired assets or of future cash flows. If these events occur, it is reasonably possible that we could record a significant impairment loss on our Condensed Consolidated Statements of Income.

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

At March 31, 2010, PVR reported a net commodity derivative liability related to the PVR natural gas midstream segment of $8.5 million that is with six counterparties and is substantially concentrated with four of those counterparties.  This concentration may impact PVR’s overall credit risk, either positively or negatively, in that these counterparties may be similarly affected by changes in economic or other conditions.  PVR neither paid nor received collateral with respect to its derivative positions.  No significant uncertainties related to the collectability of amounts owed to PVR exist with regard to these counterparties.

For the three months ended March 31, 2010, PVR reported net derivative losses of $7.6 million.  Because PVR no longer uses cash flow hedge accounting for its commodity derivatives, we recognize changes in fair value in earnings currently in the derivatives caption on the Condensed Consolidated Statements of Income.  PVR has experienced and could continue to experience significant changes in the estimate of derivative gains or losses recognized due to fluctuations in the value of its commodity derivative contracts.  PVR’s results of operations are affected by the volatility of unrealized gains and losses and changes in fair value, which fluctuate with changes in natural gas, crude oil and NGL prices.  These fluctuations could be significant in a volatile pricing environment.  See Note 4 to the Condensed Consolidated Financial Statements for a further description of our derivatives program.

The following table lists PVR’s commodity derivative agreements and their fair values as of March 31, 2010:

	Average				Fair Value at
	Volume Per		Weighted Average Price		March 31,
	Day	Swap Price	Put	Call	2010

Crude Oil Collar	(barrels)		($ per barrel)
Second Quarter 2010 through Fourth Quarter 2010	1,750		$68.86	$80.54	$(3,309)
First Quarter 2011 through Fourth Quarter 2011	400		$75.00	$98.50	$35

Natural Gas Purchase Swap	(MMBtu)	($ per MMBtu)
Second Quarter 2010 through Fourth Quarter 2010	7,100	$5.885			$(3,133)
First Quarter 2011 through Fourth Quarter 2011	6,500	$5.796			$(1,043)

Ethane Swap	(gallons)	($ per gallon)
Second Quarter 2010	72,000	$0.735			$1,062

NGL - Natural Gasoline Collar	(gallons)		($ per gallon)
Third Quarter 2010 through Fourth Quarter 2010	42,000		$1.55	$2.03	$(212)
First Quarter 2011 through Fourth Quarter 2011	95,000		$1.57	$1.94	$(2,025)

Settlements to be received in subsequent period					$171

					$(8,454)

PVR estimates that a $5.00 per barrel increase in the crude oil price would decrease the fair value of PVR’s crude oil collars by $2.5 million.  PVR estimates that a $5.00 per barrel decrease in the crude oil price would increase the fair value of PVR’s crude oil collars by $2.2 million.  PVR estimates that a $1.00 per MMBtu increase in the natural gas price would increase the fair value of PVR’s natural gas purchase swap by $4.1 million.  PVR estimates that a $1.00 per MMBtu decrease in the natural gas price would decrease the fair value of PVR’s natural gas purchase swap by $4.1 million. PVR estimates that a $0.10 per gallon increase in the natural gasoline (an NGL) price would decrease the fair value of PVR’s natural gasoline collar by $3.0 million. PVR estimates that a $0.10 per gallon decrease in the natural gasoline price would increase the fair value of PVR’s natural gasoline collar by $2.8 million.  PVR estimates that a $0.05 per gallon increase in the ethane (an NGL) price would decrease the fair value of PVR’s ethane swap by $0.3 million. PVR estimates that a $0.10 per gallon decrease in the ethane price would increase the fair value of PVR’s ethane swap by $0.3 million.

PVR estimates that, excluding the effects of derivative positions described above, for every $1.00 per MMBtu increase or decrease in the natural gas price, PVR’s natural gas midstream gross margin and operating income for the remainder of 2010 would increase or decrease by $3.8 million.  In addition, PVR estimates that for every $5.00 per barrel increase or decrease in the crude oil price, PVR’s natural gas midstream gross margin and operating income for the remainder of 2010 would increase or decrease by $5.9 million.  This assumes that natural gas prices, crude oil prices and inlet volumes remain constant at anticipated levels.  These estimated changes in PVR’s gross margin and operating income exclude potential cash receipts or payments in settling these derivative positions.

Interest Rate Risk

As of March 31, 2010, PVR had $618.1 million of outstanding indebtedness under the PVR Revolver, which carries a variable interest rate throughout its term.  PVR entered into the PVR Interest Rate Swaps to establish fixed interest rates on a portion of the outstanding borrowings under the PVR Revolver.  From March 2010 to December 2011, the notional amounts of the PVR Interest Rate Swaps total $250.0 million, or 40.4% of PVR’s outstanding indebtedness under the PVR Revolver as of March 31, 2010, with PVR paying a weighted average fixed rate of 3.37% on the notional amount, and the counterparties paying a variable rate equal to the three-month LIBOR.  From December 2011 to December 2012, the notional amounts of the PVR Interest Rate Swaps total $100.0 million, or 16.1% of PVR’s outstanding indebtedness under the PVR Revolver as of March 31, 2010, with PVR paying a weighted average fixed rate of 2.09% on the notional amount, and the counterparties paying a variable rate equal to the three-month LIBOR.  The PVR Interest Rate Swaps extend one year past the current maturity of the PVR Revolver.  A 1% increase in short-term interest rates on the floating rate debt outstanding under the PVR Revolver (net of amounts fixed through the PVR Interest Rate Swaps) as of March 31, 2010 would cost PVR approximately $3.7 million in additional interest expense per year.

During the first quarter of 2009, PVR discontinued hedge accounting for all of the PVR Interest Rate Swaps. Accordingly, subsequent fair value gains and losses for the PVR Interest Rate Swaps are recognized in earnings currently. Therefore, PVR’s results of operations are affected by the volatility of changes in fair value, which fluctuates with changes in interest rates. These fluctuations could be significant. See Note 4 to the Condensed Consolidated Financial Statements for a further description of PVR’s derivatives program.

Customer Credit Risk

We are exposed to the credit risk of PVR’s natural gas midstream customers and coal lessees.  For the three months ended March 31, 2010, two of PVR’s natural gas midstream segment customers accounted for $31.8 million and $21.7 million, or 15% and 11%, of our total consolidated revenues.  At March 31, 2010, 23% of our consolidated accounts receivable related to these customers.  No significant uncertainties related to the collectability of amounts owed to PVR exist in regard to these two natural gas midstream customers.

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

To mitigate the risks of nonperformance by its natural gas midstream customers, PVR performs ongoing credit evaluations of its existing customers.  PVR monitors individual customer payment capability in granting credit arrangements to new customers by performing credit evaluations, seek to limit credit to amounts PVR believes the customers can pay and maintains reserves PVR believes are adequate to cover exposure for uncollectible accounts.  As of March 31, 2010, no receivables were collateralized, and PVR had a $0.6 million allowance for doubtful accounts, of which the majority related to the PVR natural gas midstream segment.

Item 4    Controls and Procedures

(a)  Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we performed an evaluation of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of March 31, 2010.  Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported accurately and on a timely basis.  Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of March 31, 2010, such disclosure controls and procedures were effective.

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

Global climate change continues to attract considerable public and scientific attention. Several widely publicized scientific reports have engendered widespread concern about the impacts of human activity, especially fossil fuel combustion, on global climate change. Legislative attention in the United States is being paid to global climate change and to reducing greenhouse gas emissions, particularly from coal combustion by power plants. Such legislation was introduced in Congress in the last several years to reduce greenhouse gas emissions in the United States and further proposals or amendments are likely to be offered in the future. In anticipation of the endangerment finding of the Environmental Protection Agency, or the EPA, regarding greenhouse gas emissions (which was finalized in December 2009), the agency proposed two sets of rules regarding possible future regulation of greenhouse gas emissions under the Clean Air Act. Enactment of laws, passage of regulations regarding greenhouse gas emissions by the United States or some of its states, or other actions to limit carbon dioxide emissions could result in electric generators switching from coal to other fuel sources. This may adversely affect the use of and demand for fossil fuels, particularly coal. Also, in 2009, the EPA announced that it will consider whether to reclassify byproducts of coal combustion as hazardous waste. It is not possible to determine with certainty the potential permitting requirements or performance standards that may be imposed on the disposal of coal combustion byproducts by future regulations or lawsuits. If rules are adopted to regulate the management and disposal of these by-products, they could add additional costs to the use of coal as a fuel and may encourage power plant operators to switch to a different fuel.

Delays in PVR’s lessees obtaining mining permits and approvals, or the inability to obtain required permits and approvals, could have an adverse effect on PVR’s coal royalties revenues.

Mine operators, including PVR’s lessees, must obtain numerous permits and approvals that impose strict conditions and obligations relating to various environmental and safety matters in connection with coal mining. The permitting rules are complex and can change over time. For example, on March 26, 2010, the EPA announced a proposal to exercise its Section 404(c) “veto” power with regard to the Spruce No. 1 Surface Mine in West Virginia, which was previously permitted in 2007. This would be the first time the EPA’s Section 404(c) “veto” power would be applied to a previously permitted project. Moreover, on April 1, 2010, the EPA issued interim final guidance substantially revising the environmental review of Section 402 and Section 404 permits by state and federal agencies. As an example of the significance of this guidance, the EPA also published on April 1, 2010 a proposed determination to prohibit, restrict or deny a permit issued under Section 404 to Mingo Logan Coal Company for the discharge of dredged fill in connection with the construction of various fills and sedimentation ponds. Of course, this guidance has just been issued and it remains to be seen how it will be applied by the EPA and whether it will be subject to judicial challenge by affected states or private parties. These initiatives have extended the time required to obtain permits for coal mining and PVR anticipates further delays in obtaining permits and that the costs associated with obtaining and complying with those permits will increase substantially. It is possible that some projects may not be able to obtain these permits because of the manner in which these rules are being interpreted and applied. Limitations on PVR’s lessees’ ability to conduct their mining operations due to the inability to obtain or renew necessary permits, or due to uncertainty, litigation or delays associated with the eventual issuance of these permits, could have an adverse effect on PVR’s coal royalties revenues.

PVR’s lessees’ mining operations are subject to extensive and costly laws and regulations, which could increase operating costs and limit PVR’s lessees’ ability to produce coal, which could have an adverse effect on PVR’s coal royalties revenues.

PVR’s lessees are subject to numerous and detailed federal, state and local laws and regulations affecting coal mining operations, including laws and regulations pertaining to employee health and safety, permitting and licensing requirements, air quality standards, water pollution, plant and wildlife protection, reclamation and restoration of mining properties after mining is completed, the discharge of materials into the environment, surface subsidence from underground mining and the effects that mining has on groundwater quality and availability. Numerous governmental permits and approvals are required for mining operations. PVR’s lessees are required to prepare and present to federal, state or local authorities data pertaining to the effect or impact that any proposed exploration for or production of coal may have upon the environment. The costs, liabilities and requirements associated with these regulations may be significant and time-consuming and may delay commencement or continuation of exploration or production operations. Recent mining accidents in West Virginia and Kentucky have received national attention and instigated responses at the state and national level that are likely to result in increased scrutiny of current safety practices and procedures at all mining operations, particularly underground mining operations. Moreover, workplace accidents, such as the April 5, 2010, Upper Big Branch Mine, West Virginia incident, may result in more stringent enforcement as well as the development of new laws and regulations. The possibility exists that new laws or regulations (or judicial interpretations of existing laws and regulations) may be adopted in the future that could materially affect PVR’s lessees’ mining operations, either through direct impacts such as new requirements impacting PVR’s lessees’ existing mining operations, or indirect impacts such as new laws and regulations that discourage or limit coal consumers’ use of coal. Any of these direct or indirect impacts could have an adverse effect on PVR’s coal royalties revenues.

Because of extensive and comprehensive regulatory requirements, violations during mining operations are not unusual in the industry and, notwithstanding compliance efforts, PVR does not believe violations by its lessees can be eliminated completely. Failure to comply with these laws and regulations may result in the assessment of administrative, civil and criminal penalties, the imposition of cleanup and site restoration costs and liens and, to a lesser extent, the issuance of injunctions to limit or cease operations. PVR’s lessees may also incur costs and liabilities resulting from claims for damages to property or injury to persons arising from their operations. If PVR’s lessees are required to pay these costs and liabilities and if their financial viability is affected by doing so, then their mining operations and, as a result, PVR’s coal royalties revenues, could be adversely affected.

Expanding the PVR natural gas midstream business by constructing new gathering systems, pipelines and processing facilities subjects PVR to construction risks.

One of the ways PVR may grow the PVR natural gas midstream business is through the construction of additions to existing gathering, compression and processing systems. The construction of a new gathering system or pipeline, the expansion of an existing pipeline through the addition of new pipe or compression and the construction of new processing facilities involve numerous regulatory, environmental, political and legal uncertainties beyond PVR’s control and require the expenditure of significant amounts of capital. PVR’s access to such capital is currently adversely impacted by the state of the global economy, including financial and credit markets. If PVR does undertake these projects, they may not be completed on schedule, or at all, or at the anticipated cost. Moreover, PVR’s revenues may not increase immediately upon the expenditure of funds on a particular project. For example, the construction of gathering facilities requires the expenditure of significant amounts of capital, which may exceed PVR’s estimates. Generally, PVR may have only limited natural gas supplies committed to these facilities prior to their construction. Moreover, PVR may construct facilities to capture anticipated future growth in production in a region in which anticipated production growth does not materialize. As a result, there is the risk that new facilities, including the facilities PVR is constructing in the Marcellus Shale formation in north central Pennsylvania under PVR’s contract with Range Resources Corporation, or Range, may not be able to attract enough natural gas to achieve its expected investment return, which could have a material adverse effect on PVR’s business, results of operations or financial condition.

Federal and/or state legislation and regulatory initiatives relating to hydraulic fracturing could result in increased costs and additional operating restrictions or delays in the exploitation of the Marcellus Shale formation, which may adversely affect the supply of natural gas to our planned Marcellus Shale system.

The United States Congress is currently considering legislation to amend the Safe Drinking Water Act to eliminate an existing exemption for hydraulic fracturing activities. Similar legislation is under consideration in various states, including New York, and state environmental agencies may impose new requirements on these practices under existing laws. Hydraulic fracturing involves the injection of water, sand and additives under pressure into rock formation to stimulate natural gas production. Range and other producers who are active in the Marcellus Shale formation use hydraulic fracturing to produce commercial quantities of natural gas and oil from shale formations such as the Marcellus Shale. Depending on the legislation that may ultimately be enacted or the regulations that may be adopted at the federal and/or state levels, exploration and production activities that entail hydraulic fracturing could be subject to additional regulation and permitting requirements, which could include public review and possibly even rights to challenge permitting. Individually or collectively, such new legislation or regulation could lead to operational delays or increased operating costs and could result in additional burdens that could increase the costs and delay the development of unconventional gas resources from shale formations which are not commercial without the use of hydraulic fracturing. In this case, the ability of such producers to supply our planned Marcellus Shale system with natural gas may be diminished, which could, in turn, adversely affect our revenues.

Item 6	Exhibits

10.1
Employment Agreement between Robert B. Wallace and Penn Virginia Resource GP, LLC dated March 23, 2010 (incorporated by reference to Exhibit 10.1 to Penn Virginia Resource Partners, L.P.’s Current Report on Form 8-K filed on March 24, 2010).

10.2
Amended and Restated Employment Agreement between William H. Shea, Jr. and Penn Virginia Resource GP, LLC dated March 23, 2010 (incorporated by reference to Exhibit 10.2 to Penn Virginia Resource Partners, L.P.’s Current Report on Form 8-K filed on March 24, 2010).

10.3
Underwriting Agreement dated March 26, 2010, among Penn Virginia GP Holdings, L.P., PVG GP, LLC and Penn Virginia Resource LP Corp. and Barclays Capital Inc, UBS Securities LLC, Wells Fargo Securities, LLC and Credit Suisse Securities (USA) LLC, as representatives of the several underwriters listed therein (incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K filed on March 31, 2010).

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

PENN VIRGINIA GP HOLDINGS, L.P.

		By:	PVG GP, LLC

Date:	May 6, 2010	By:	/s/ Robert B. Wallace
Robert B. Wallace
Executive Vice President and Chief Financial Officer

Date:	May 6, 2010	By:	/s/ Forrest W. McNair
Forrest W. McNair
Vice President and Controller