Form 10-Q
period 2010-06-30
Penn Virginia GP Holdings, L.P.
filed 2010-07-30
CIK 1366292

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

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

As of July 20, 2010, 39,074,500 common units representing limited partner interests were outstanding.

PENN VIRGINIA GP HOLDINGS, L.P. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1	Financial Statements

PENN VIRGINIA GP HOLDINGS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME – unaudited

(in thousands, except per unit data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenues
Natural gas midstream	$146,546	$113,060	$317,155	$230,439
Coal royalties	34,879	29,997	63,105	60,627
Coal services	2,028	1,745	4,001	3,633
Other	5,979	4,617	11,649	11,479

Total revenues	189,432	149,419	395,910	306,178

Expenses
Cost of gas purchased	121,659	92,154	263,454	192,774
Operating	10,261	9,715	20,569	19,460
General and administrative	15,539	9,102	25,338	17,603
Depreciation, depletion and amortization	18,263	17,617	36,081	34,120

Total expenses	165,722	128,588	345,442	263,957

Operating income	23,710	20,831	50,468	42,221

Other income (expense)
Interest expense	(8,894)	(6,365)	(14,729)	(11,981)
Other	216	347	543	676
Derivatives	7,074	(2,034)	(494)	(9,195)

Net income	22,106	12,779	35,788	21,721
Less net income attributable to noncontrolling interests	(10,550)	(4,440)	(15,807)	(6,533)

Net income attributable to Penn Virginia GP Holdings, L.P.	$11,556	$8,339	$19,981	$15,188

Net income per unit attributable to Penn Virginia GP Holdings, L.P., basic and diluted	$0.30	$0.21	$0.51	$0.39

Weighted average number of units outstanding, basic and diluted	39,075	39,075	39,075	39,075

The accompanying notes are an integral part of these Consolidated Financial Statements.

PENN VIRGINIA GP HOLDINGS, L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS – unaudited

(in thousands)

	June 30, 2010	December 31, 2009
Assets
Current assets
Cash and cash equivalents	$23,546	$19,314
Accounts receivable, net of allowance for doubtful accounts	75,026	82,321
Derivative assets	2,488	1,331
Other current assets	4,699	4,816

Total current assets	105,759	107,782

Property, plant and equipment	1,202,239	1,162,070
Accumulated depreciation, depletion and amortization	(288,108)	(261,226)

Net property, plant and equipment	914,131	900,844

Equity investments	85,211	87,601
Intangible assets, net	80,346	83,741
Derivative assets	1,519	1,284
Other long-term assets	43,663	37,811

Total assets	$1,230,629	$1,219,063

Liabilities and Partners’ Capital
Current liabilities
Accounts payable	$57,482	$61,308
Accrued liabilities	16,705	9,925
Deferred income	3,047	3,839
Derivative liabilities	9,320	11,251

Total current liabilities	86,554	86,323

Deferred income	10,502	5,482
Other liabilities	16,547	17,270
Derivative liabilities	4,043	4,285
PVR senior notes	300,000	—
PVR revolving credit facility	346,490	620,100

Partners’ capital
Penn Virginia GP Holdings, L.P. partners’ capital	226,842	249,696
Noncontrolling interests of subsidiaries	239,651	235,907

Total partners’ capital	466,493	485,603

Total liabilities and partners’ capital	$1,230,629	$1,219,063

The accompanying notes are an integral part of these Consolidated Financial Statements.

PENN VIRGINIA GP HOLDINGS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS – unaudited

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Cash flows from operating activities
Net income	$22,106	$12,779	$35,788	$21,721
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	18,263	17,617	36,081	34,120
Commodity derivative contracts:
Total derivative (gains) losses	(6,566)	2,951	1,584	10,566
Cash receipts (payments) to settle derivatives	(2,412)	1,613	(4,058)	4,449
Non-cash interest expense	1,367	1,242	2,610	1,733
Non-cash unit-based compensation	4,952	—	5,887	—
Equity earnings, net of distributions received	1,947	489	2,390	(1,070)
Other	(312)	(425)	(614)	(632)
Changes in operating assets and liabilities
Accounts receivable	1,426	(2,021)	10,930	14,037
Accounts payable	(665)	(2,903)	(4,754)	(13,396)
Accrued liabilities	5,521	4,461	4,779	3,262
Deferred income	767	(783)	728	(2,343)
Other asset and liabilities	(4,524)	3,856	(959)	88

Net cash provided by operating activities	41,870	38,876	90,392	72,535

Cash flows from investing activities
Acquisitions	(17,835)	(606)	(17,864)	(1,862)
Additions to property, plant and equipment	(16,776)	(15,208)	(24,733)	(32,258)
Other	398	307	670	572

Net cash used in investing activities	(34,213)	(15,507)	(41,927)	(33,548)

Cash flows from financing activities
Distributions to partners	(30,631)	(29,986)	(60,784)	(59,974)
Proceeds from issuance of senior notes	300,000	—	300,000	—
Proceeds from borrowings	56,000	14,000	66,000	41,000
Repayments of borrowings	(327,610)	(12,000)	(339,610)	(12,000)
Purchase of PVR limited partner units	(1,092)	—	(1,092)	—
Debt issuance costs and other	(8,747)	—	(8,747)	(9,258)

Net cash used in financing activities	(12,080)	(27,986)	(44,233)	(40,232)

Net increase (decrease) in cash and cash equivalents	(4,423)	(4,617)	4,232	(1,245)
Cash and cash equivalents – beginning of period	27,969	21,710	19,314	18,338

Cash and cash equivalents – end of period	$23,546	$17,093	$23,546	$17,093

Supplemental disclosure:
Cash paid for interest	$4,967	$5,846	$11,396	$12,002

The accompanying notes are an integral part of these Consolidated Financial Statements.

PENN VIRGINIA GP HOLDINGS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – unaudited

June 30, 2010

1. Organization

Penn Virginia GP Holdings, L.P. (the “Partnership,” “we,” “us” or “our”) is a publicly traded Delaware limited partnership formed in June 2006 that owns three types of equity interests in Penn Virginia Resource Partners, L.P. (“PVR”), a publicly traded Delaware limited partnership. As of June 30, 2010, the equity interests are (1) a 2% general partner interest in PVR, which we hold through our 100% ownership interest in Penn Virginia Resource GP, LLC, PVR’s general partner, (2) all of the incentive distribution rights (“IDRs”) in PVR, which we hold through our 100% ownership interest in PVR’s general partner, and (3) an approximately 37% limited partner interest in PVR. With the IDRs, we receive an increasing percentage of PVR’s quarterly distributions of available cash from operating surplus after certain levels of cash distributions have been achieved. Our only cash generating assets consist of our equity interests in PVR. Due to our control of the general partner of PVR, the financial results of PVR are included in our Consolidated Financial Statements. However, PVR functions with a capital structure that is independent of ours, consisting of its own debt instruments and publicly traded common units.

Our general partner, PVG GP, LLC was a wholly owned subsidiary of Penn Virginia Corporation (“Penn Virginia”) prior to June 2010. Effective June 7, 2010, Penn Virginia completed its divestiture of us with an offering of their remaining 22.6% limited partner interest in us (the “PVG Unit Offering”). After giving effect to the offering, Penn Virginia no longer beneficially owns any limited partner interests in us. Concurrently with the closing of the offering, Penn Virginia caused Penn Virginia Resource GP Corp., one of the selling unitholders, to contribute its 100% membership interest in PVG GP, our general partner, to us. After giving effect to this contribution, Penn Virginia no longer beneficially owns any general partner interests in us. In addition, Penn Virginia caused all but one of its executive officers who are directors on the board of directors of PVG GP to resign. Moreover, after giving effect to the governance changes made subsequent to the offering, Penn Virginia no longer has the right, directly or indirectly, to appoint any directors to the board of directors of our general partner.

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

2. Basis of Presentation

Our Consolidated Financial Statements include the accounts of the Partnership, PVR and all of PVR’s wholly owned subsidiaries. Investments in non-controlled entities over which we exercise significant influence are accounted for using the equity method. Intercompany balances and transactions have been eliminated in consolidation. Our Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America. These statements involve the use of estimates and judgments where appropriate. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of our Consolidated Financial Statements have been included. Our Consolidated Financial Statements should be read in conjunction with our consolidated financial statements and footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2009. Operating results for the three and six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

PENN VIRGINIA GP HOLDINGS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – unaudited—(Continued)

June 30, 2010

Management has evaluated all activities of the Partnership through the date upon which our Consolidated Financial Statements were issued and concluded that no subsequent events have occurred that would require recognition in the Consolidated Financial Statements or disclosure in these Notes.

Certain reclassifications have been made to conform to the current period’s presentation of taxes other than income. Historically, we reported taxes other than income as a separate component of expenses. We have reclassified the components of taxes other than income, which primarily related to property taxes and payroll taxes, to operating expense and general and administrative expense for all periods presented.

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

Our financial instruments that are subject to fair value disclosure consist of cash and cash equivalents, accounts receivable, accounts payable, derivatives and long-term debt. At June 30, 2010, the carrying values of all of these financial instruments, except the long-term debt with fixed interest rates, approximated fair value. The fair value of floating-rate debt approximates the carrying amount because the interest rates paid are based on short-term maturities. The fair value of our fixed-rate long-term debt is estimated based on the published market prices for the same or similar issues. As of June 30, 2010, the fair value of our fixed-rate debt was $294.0 million.

Recurring Fair Value Measurements

Certain assets and liabilities, including PVR’s derivatives, are measured at fair value on a recurring basis in our Consolidated Balance Sheet. The following tables summarize the valuation of our assets and liabilities for the periods presented:

		Fair Value Measurements at June 30, 2010, Using
Description	Fair Value Measurements at June 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap liabilities – current	$(6,924)	—	$(6,924)	—
Interest rate swap liabilities – noncurrent	(3,514)	—	(3,514)	—
Commodity derivative assets – current	2,488	—	2,488	—
Commodity derivative assets – noncurrent	1,519	—	1,519	—
Commodity derivative liabilities – current	(2,396)	—	(2,396)	—
Commodity derivative liabilities – noncurrent	(529)	—	(529)	—

Total	$(9,356)	$—	$(9,356)	$—

PENN VIRGINIA GP HOLDINGS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – unaudited—(Continued)

June 30, 2010

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

We used the following methods and assumptions to estimate the fair values:

•

Commodity derivatives: The PVR natural gas midstream segment utilizes costless collars and swap derivative contracts to hedge against the variability in the fractionation, or frac, spread. PVR determines the fair values of its commodity derivative agreements based on discounted cash flows based on quoted forward prices for the respective commodities. Each of these is a level 2 input. PVR uses the income approach, using valuation techniques that convert future cash flows to a single discounted value. See Note 4 for the effects of the derivative instruments on our Consolidated Statements of Income.

•

PVR interest rate swaps: PVR uses an income approach using valuation techniques that connect future cash flows to a single discounted value. PVR estimates the fair value of the swaps based on published interest rate yield curves as of the date of the estimate. Each of these is a level 2 input.

4. Derivative Instruments

PVR Natural Gas Midstream Segment Commodity Derivatives

PVR determines the fair values of its derivative agreements using third-party quoted forward prices for the respective commodities as of the end of the reporting period and discount rates adjusted for the credit risk of PVR’s counterparties if the

PENN VIRGINIA GP HOLDINGS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – unaudited—(Continued)

June 30, 2010

derivative is in an asset position and PVR’s own credit risk if the derivative is in a liability position. The following table sets forth PVR’s commodity derivative positions as of June 30, 2010:

	Average Volume Per				Weighted Average Price		Fair Value at
	Day		Swap Price		Put	Call	June 30, 2010
							(in thousands)
Crude oil collar	(barrels	)			(per barrel)
Third quarter 2010 through fourth quarter 2010	750				$70.00	$81.25	$(89)

Crude oil collar	(barrels	)			(per barrel)
Third quarter 2010 through fourth quarter 2010	1,000				$68.00	$80.00	$(289)

Natural gas purchase swap	(MMBtu	)	(MMBtu	)
Third quarter 2010 through fourth quarter 2010	7,100		$5.885				$(1,378)

NGL – natural gasoline collar	(gallons	)			(per gallon)
Third quarter 2010 through fourth quarter 2010	42,000				$1.55	$2.03	$435

NGL – natural gasoline collar	(gallons	)			(per gallon)
First quarter 2011 through fourth quarter 2011	95,000				$1.57	$1.94	$2,374

Crude oil collar	(barrels	)			(per barrel)
First quarter 2011 through fourth quarter 2011	400				$75.00	$98.50	$629

Natural gas purchase swap	(MMBtu	)	(MMBtu	)
First quarter 2011 through fourth quarter 2011	6,500		$5.796				$(1,053)

Settlements to be received in subsequent period							$453

PVR Interest Rate Swaps

PVR has entered into interest rate swaps (the “PVR Interest Rate Swaps”) to establish fixed interest rates on a portion of the outstanding borrowings under its revolving credit facility (the “PVR Revolver”). The following table sets forth the positions of the PVR Interest Rate Swaps for the periods presented:

Term	Notional Amounts (in millions)	Swap Interest Rates (1)		Fair Value
		Pay	Receive	June 30, 2010
March 2010 – December 2011	$250.0	3.37%	LIBOR	$(9,939)
December 2011 – December 2012	$100.0	2.09%	LIBOR	$(498)

(1)	References to LIBOR represent the 3-month rate.

During the first quarter of 2009, PVR discontinued hedge accounting for all of the PVR Interest Rate Swaps. Accordingly, subsequent fair value gains and losses for the PVR Interest Rate Swaps are recognized in the Derivatives caption on our Consolidated Statements of Income. As of June 30, 2010, a $0.3 million loss remained in accumulated other comprehensive income (“AOCI”) related to the PVR Interest Rate Swaps. The $0.3 million loss will be recognized in interest expense as the original forecasted PVR Interest Rate Swap transactions occur.

PVR reported a (i) net derivative liability of $10.4 million at June 30, 2010 and (ii) loss in AOCI of $0.3 million as of June 30, 2010 related to the PVR Interest Rate Swaps. In connection with periodic settlements, PVR reclassified a total of $1.1 million of net hedging losses on the PVR Interest Rate Swaps from AOCI to interest expense during the six months ended June 30, 2010. See the “Financial Statement Impact of Derivatives” section below for the impact of the PVR Interest Rate Swaps on our Consolidated Financial Statements.

PENN VIRGINIA GP HOLDINGS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – unaudited—(Continued)

June 30, 2010

Financial Statement Impact of Derivatives

The following table summarizes the effects of PVR’s derivative activities, as well as the location of the gains and losses, on our Consolidated Statements of Income for the periods presented:

	Location of gain (loss) on derivatives recognized in income	Three Months Ended June 30,		Six Months Ended June 30,
		2010	2009	2010	2009
Derivatives not designated as hedging instruments:
Interest rate contracts (1)	Interest expense	(508)	(918)	(1,090)	(1,743)
Interest rate contracts	Derivatives	(2,041)	1,810	(5,171)	696
Commodity contracts	Derivatives	9,115	(3,843)	4,677	(9,890)

Total increase (decrease) in net income resulting from derivatives		$6,566	$(2,951)	$(1,584)	$(10,937)

Realized and unrealized derivative impact:
Cash received (paid) for commodity and interest rate contract settlements	Derivatives	(2,412)	1,613	(4,058)	4,449
Cash paid for interest rate contract settlements	Interest expense	—	—	—	(370)
Unrealized derivative (gains) losses (2)		8,978	(4,564)	2,474	(15,016)

Total increase (decrease) in net income resulting from derivatives		$6,566	$(2,951)	$(1,584)	$(10,937)

(1)	This represents PVR Interest Rate Swap amounts reclassified out of AOCI and into earnings. By the first quarter of 2009, PVR discontinued cash flow hedge accounting for all PVR Interest Rate Swaps.
(2)	This activity represents unrealized gains in the natural gas midstream, cost of gas purchased, interest expense and derivatives captions on our Consolidated Statements of Income.

The following table summarizes the fair value of PVR’s derivative instruments, as well as the locations of these instruments, on our Consolidated Balance Sheets for the periods presented:

		Fair values as of June 30, 2010		Fair values as of December 31, 2009
	Balance Sheet Location	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Derivatives not designated as hedging instruments:
Interest rate contracts	Derivative assets/liabilities – current	$—	$6,924	$—	$7,710
Interest rate contracts	Derivative assets/liabilities – noncurrent	—	3,513	1,266	3,241
Commodity contracts	Derivative assets/liabilities – current	2,488	2,396	1,331	3,541
Commodity contracts	Derivative assets/liabilities – noncurrent	1,519	529	18	1,044

Total derivatives not designated as hedging instruments		$4,007	$13,362	$2,615	$15,536

See Note 3 for a description of how the above-described financial instruments are valued.

As of June 30, 2010, neither PVR nor we own derivative instruments that were classified as fair value hedges or trading securities. In addition, as of June 30, 2010, neither PVR nor we owned derivative instruments containing credit risk contingencies.

5. Equity Investments

In accordance with the equity method of accounting, PVR recognized earnings of $4.4 million and $2.6 million for the six months ended June 30, 2010 and 2009, with a corresponding increase in the investment. The joint ventures generally pay quarterly distributions on their cash flow. PVR received distributions of $6.7 million and $1.5 million for the six months ended June 30, 2010 and 2009. Equity earnings related to PVR’s 50% interest in Coal Handling Solutions LLC are included in coal services revenues, and equity earnings related to PVR’s 25% interest in Thunder Creek Gas Services LLC and PVR’s 50% interest in Crosspoint Pipeline LLC are recorded in other revenues on the Consolidated Statements of Income. The equity investments for all joint ventures are included in the equity investments caption on the Consolidated Balance Sheets.

PENN VIRGINIA GP HOLDINGS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – unaudited—(Continued)

June 30, 2010

Summarized financial information of unconsolidated equity investments is as follows for the periods presented:

	June 30, 2010	December 31, 2009
Current assets	$37,701	$32,996
Noncurrent assets	$209,067	$214,463
Current liabilities	$7,390	$4,898
Noncurrent liabilities	$5,505	$5,392

	Six Months Ended June 30,
	2010	2009
Revenues	$35,122	$29,257
Expenses	$17,107	$17,563
Net income	$18,015	$11,694

6. Long-term Debt

PVR Senior Notes

In April 2010, PVR sold $300.0 million of unsecured senior notes due on April 15, 2018 (the “PVR Senior Notes”) with an annual interest rate of 8.25%, which is payable semi-annually in arrears on April 15 and October 15 of each year. The PVR Senior Notes were sold at par, equating to an effective yield to maturity of approximately 8.25%. The net proceeds from the sale of the PVR Senior Notes of approximately $292.6 million, after deducting underwriter fees and expenses of approximately $7.4 million, were used to repay borrowings under the PVR Revolver. PVR may redeem some or all of the PVR Senior Notes at any time on or after April 15, 2014 at the redemption prices set forth in the indenture governing the PVR Senior Notes and prior to such date at a “make-whole” redemption price. PVR may also redeem up to 35% of the PVR Senior Notes prior to April 15, 2013 with cash proceeds received from certain equity offerings. If PVR sells certain assets and does not reinvest the proceeds or repay senior indebtedness or if PVR experiences a change of control, they must offer to repurchase the PVR Senior Notes. The PVR Senior Notes are senior to any subordinated indebtedness and are effectively subordinated to all of PVR’s secured indebtedness, including PVR’s indebtedness under the PVR Revolver, to the extent of the collateral securing that indebtedness. The obligations under the PVR Senior Notes are fully and unconditionally guaranteed by PVR’s current and future subsidiaries, which are also guarantors under the PVR Revolver.

PVR Revolver

Effective June 7, 2010, PVA completed its divestiture of PVG and as a result, PVA no longer owns any limited or general partner interests in us or PVR. Immediately prior to this divestiture, PVR amended to amend the definition of “Change of Control” thereunder, with the effect that the sale by PVA of its remaining beneficial ownership of common units would not constitute a change of control of us. The amendment of the PVR Revolver also amended the negative covenant restricting the incurrence of indebtedness, with the effect that PVR may issue an additional $300.0 million of unsecured senior or subordinated notes, in addition to the Senior Notes.

PENN VIRGINIA GP HOLDINGS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – unaudited—(Continued)

June 30, 2010

7. Noncontrolling Interests

The following is a reconciliation of the carrying amount of partners’ capital attributable to us, partners’ capital attributable to the noncontrolling interests in PVR and total partners’ capital:

	Penn Virginia GP Holdings, L.P. Unitholders	Noncontrolling Interests	Total	Comprehensive Income (Loss)
Balance at December 31, 2009	$249,696	$235,907	$485,603
Distributions paid	(30,087)	(30,697)	(60,784)
Unit based compensation	—	5,888	5,888
Change in ownership	(13,173)	12,081	(1,092)
Comprehensive income:
Net income	19,981	15,807	35,788	35,788
Reclassification adjustments for derivative activities	425	665	1,090	1,090

Balances at June 30, 2010	$226,842	$239,651	466,493	$36,878

Balance at December 31, 2008	$269,542	$268,981	538,523
Distributions paid	(29,696)	(30,280)	(59,976)
Comprehensive income:
Net income	15,188	6,533	21,721	21,721
Unrealized losses on derivative activities	(196)	(310)	(506)	(506)
Reclassification adjustments for derivative activities	1,233	510	1,743	1,743

Balances at June 30, 2009	$256,071	$245,434	$501,505	$22,958

The following table discloses the net income attributable to Penn Virginia GP Holdings, L.P. and transfers to noncontrolling interests for the six months ended June 30, 2010:

Net income attributable to PVG	$19,981
Transfer from noncontrolling interests
Adjustment in PVG partners’ capital for purchase of PVG units	(13,173)

Changes from net income attributable to PVG and transfers from noncontrolling interests	$6,808

8. Cash Distributions

The following table reflects the allocation of total cash distributions paid by us during the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
Unitholders	2010	2009	2010	2009
Public unitholders	$11,796	$3,419	$19,015	$6,838
Penn Virginia Corporation	3,443	11,429	11,072	22,858

Total cash distributions paid	$15,239	$14,848	$30,087	$29,696

Total cash distributions paid per unit	$0.39	$0.38	$0.77	$0.76

On August 24, 2010, we will pay a $0.39 per unit quarterly distribution to unitholders of record on August 18, 2010. This per unit distribution remains unchanged from the previous distribution paid in May 2010.

9. Related-Party Transactions

        In June 2010, PVA sold its remaining interest in PVG and as a result, PVA no longer owns any limited or general partner interests in us or PVR. As a result of the divestiture, the related party transactions noted below will now be considered arm’s-length and will no longer require separate disclosures. PVG and PVR executed a transition agreement with PVA covering the services of certain shared employees, aiding the transition of corporate and accounting functions that will continue until March 2011. The transition agreement with PVA was approved by the Conflicts Committees of both PVR and PVG. Related party transactions included charges from PVA for certain corporate administrative expenses which are allocable to us and our subsidiaries. Other transactions involved subsidiaries of PVA related to the marketing of natural gas, gathering and processing of natural gas, and the purchase and sale of natural gas and NGLs in which we took title to the products. The income statement and balance sheet amounts noted below represent related party transactions through June 7, 2010 (date of divestiture). Future periodic disclosure of amounts will be historical in nature.

PENN VIRGINIA GP HOLDINGS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – unaudited—(Continued)

June 30, 2010

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Statement of Income:
Natural gas midstream revenues	$10,099	$21,246	$29,002	$43,364
Other income	$373	$370	$787	$771
Cost of gas purchased	$9,586	$20,062	$27,780	$41,229
General and administrative	$594	$1,658	$1,906	$3,316

	June 30, 2010	December 31, 2009
Balance Sheet:
Accounts receivable	$—	$674
Accounts payable	$—	$1,816

10. Unit-Based Compensation

The Penn Virginia Resource GP, LLC Fifth Amended and Restated Long-Term Incentive Plan (the “PVR LTIP”) permits the grant of common units, deferred common units, restricted units and phantom units to employees and directors of its general partner and its affiliates. Common units and deferred common units granted under the PVR LTIP are immediately vested, and PVR recognizes compensation expense related to those grants on the grant date. Restricted units and phantom units granted under the PVR LTIP generally vest over a three-year period, with one-third vesting in each year, and PVR recognizes compensation expense related to those grants on a straight-line basis over the vesting period. These compensation expenses are recorded in the general and administrative expenses caption on our Consolidated Statements of Income. In 2010, 230,319 phantom units were granted at a weighted average grant-date fair value of $22.86.

Because PVA’s divestiture of PVG was considered a change of control under the PVR LTIP, all unvested restricted and phantom units granted to employees performing services for the benefit of PVR were considered vested on the date of the divestiture. In total, 400,090 phantom units vested and an equal number of new common PVR units were issued on that date. The restrictions on approximately 36,000 restricted units were also lifted. In connection with the normal three-year vesting and this accelerated vesting of phantom units, PVR recognized non-cash compensation expense of $5.0 million and $5.9 million for the three and six months ended June 30, 2010. In connection with the normal three-year vesting and this accelerated vesting of restricted units, PVR recognized compensation expense of $0.8 million and $1.2 million for the three and six months ended June 30, 2010. Compensation expense of $1.3 million and $2.7 million was recognized for the three and six months ended June 30, 2009.

The PVG GP, LLC Amended and Restated Long-Term Incentive Plan (the “PVG LTIP”) likewise permits the grant of common units, deferred common units, restricted units and phantom units to employees and directors of our general partner and affiliates. We recognized compensation expense of $0.1 million for both the three months ended June 30, 2010 and 2009, and $0.2 million for the six months ended June 30, 2010 and 2009 related to the granting of deferred common units under the PVG LTIP.

Our and PVR’s compensation expenses are recorded in the general and administrative expenses caption on our Consolidated Statements of Income.

11. Commitments and Contingencies

Legal

We and PVR are involved, from time to time, in various legal proceedings arising in the ordinary course of business. While the ultimate results of these proceedings cannot be predicted with certainty, our management believes that these claims will not have a material effect on our financial position or results of operations.

Environmental Compliance

As of June 30, 2010 and December 31, 2009, PVR’s environmental liabilities were $0.9 and $1.0 million, which represents PVR’s best estimate of the liabilities as of those dates related to its coal and natural resource management

PENN VIRGINIA GP HOLDINGS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – unaudited—(Continued)

June 30, 2010

and natural gas midstream businesses. PVR has reclamation bonding requirements with respect to certain unleased and inactive properties. Given the uncertainty of when a reclamation area will meet regulatory standards, a change in this estimate could occur in the future.

Mine Health and Safety Laws

There are numerous mine health and safety laws and regulations applicable to the coal mining industry. However, since PVR does not operate any mines and does not employ any coal miners, PVR is not subject to such laws and regulations. Accordingly, we have not accrued any related liabilities.

Customer Credit Risk

For the six months ended June 30, 2010, two PVR natural gas midstream segment customers accounted for $55.1 million and $41.0 million, or 14% and 10%, of our total consolidated revenues. At June 30, 2010, 21% of our consolidated accounts receivable related to these customers.

12. Segment Information

Our operating segments represent components of our business about which separate financial information is available and is evaluated regularly by the chief operating decision maker, or decision-making group, in assessing performance. Our decision-making group consists of PVR’s Chief Executive Officer and other senior officers. This group routinely reviews and makes operating and resource allocation decisions among PVR’s coal and natural resource management operations and PVR’s natural gas midstream operations. Accordingly, our reportable segments are as follows:

•

PVR Coal and Natural Resource Management – The PVR coal and natural resource management segment primarily involves the management and leasing of coal properties and the subsequent collection of royalties. PVR also earns revenues from other land management activities, such as selling standing timber, leasing fee-based coal-related infrastructure facilities and collecting oil and gas royalties.

•

PVR Natural Gas Midstream – The PVR natural gas midstream segment is engaged in providing natural gas processing, gathering and other related services. In addition, PVR owns member interests in a joint ventures that gathers and transports natural gas.

•	The corporate and other caption primarily represents corporate functions.

PENN VIRGINIA GP HOLDINGS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – unaudited—(Continued)

June 30, 2010

The following tables present a summary of certain financial information relating to our segments for the periods presented:

	Revenues		Operating income
	Three Months Ended June 30,		Three Months Ended June 30,
	2010	2009	2010	2009
Coal and natural resource management	$40,582	$35,144	$24,781	$20,333
Natural gas midstream	148,850	114,275	95	1,060
Corporate and other	—	—	(1,166)	(562)

Consolidated totals	$189,432	$149,419	$23,710	$20,831

Interest expense			(8,894)	(6,365)
Other			216	347
Derivatives			7,074	(2,034)

Consolidated net income			$22,106	$12,779

	Additions to property and equipment		DD&A expense
	Three Months Ended June 30,		Three Months Ended June 30,
	2010	2009	2010	2009
Coal and natural resource management	$18,082	$606	$7,379	$8,164
Natural gas midstream	16,529	15,208	10,884	9,453

Consolidated totals	$34,611	$15,814	$18,263	$17,617

PENN VIRGINIA GP HOLDINGS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – unaudited—(Continued)

June 30, 2010

	Revenues		Operating income
	Six Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Coal and natural resource management	$74,142	$73,396	$45,142	$45,307
Natural gas midstream	321,768	232,782	7,480	(1,987)
Corporate and other	—	—	(2,154)	(1,099)

Consolidated totals	$395,910	$306,178	$50,468	$42,221

Interest expense			(14,729)	(11,981)
Other			543	676
Derivatives			(494)	(9,195)

Consolidated net income			$35,788	$21,721

	Additions to property and equipment		DD&A expense
	Six Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Coal and natural resource management	$18,114	$1,906	$14,705	$15,558
Natural gas midstream	24,483	32,214	21,376	18,562

Consolidated totals	$42,597	$34,120	$36,081	$34,120

	Total assets at
	June 30,	December 31,
	2010	2009
Coal and natural resource management	$591,088	$574,258
Natural gas midstream	630,868	633,802
Corporate and other	8,673	11,003

Consolidated totals	$1,230,629	$1,219,063

PENN VIRGINIA GP HOLDINGS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – unaudited—(Continued)

June 30, 2010

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – unaudited—(Continued)

June 30, 2010

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

The following discussion and analysis of the financial condition and results of operations of Penn Virginia GP Holdings, L.P. and its subsidiaries (the “Partnership,” “we,” “us” or “our”) should be read in conjunction with our Consolidated Financial Statements and Notes thereto in Item 1. All dollar amounts presented in the tables that follow are in thousands unless otherwise indicated.

Overview of Our Business

General

We are a publicly traded Delaware limited partnership formed by Penn Virginia Corporation, or PVA, in June 2006. Our only cash generating assets consist of our interests in Penn Virginia Resource Partners, L.P., or PVR, which consist of the following:

•	a 2% general partner interest in PVR, which we hold through our 100% ownership interest in Penn Virginia Resource GP, LLC, PVR’s general partner;

•	all of the incentive distribution rights, or IDRs, in PVR, which we hold through our 100% ownership interest in PVR’s general partner; and

•	19,639,311 common units of PVR, representing an approximately 37% limited partner interest in PVR.

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

Key Developments

During the three months ended June 30, 2010, the following general business developments and corporate actions had an impact, or will have impact, on the financial reporting of PVR’s results of operations. A discussion of these key developments follows:

2010 Commodity Prices

Coal royalties, which accounted for 86% of the PVR coal and natural resource management segment revenues for the three months ended June 30, 2010 and 85% for the same period in 2009, were higher as compared to 2009. The increase was attributed to increased production and higher realized coal royalty per ton by region. PVR continues to benefit from long-term contract prices our lessees previously negotiated with their customers. However, the state of the global economy, including financial and credit markets, has reduced worldwide demand for coal with resultant price declines. Depending on the longevity of the market deterioration, demand for coal may continue to decline, which could adversely affect production and pricing for coal mined by PVR’s lessees.

The average commodity prices for natural gas, crude oil and natural gas liquids, or NGLs, for the second quarter of 2010 fell back from levels experienced in the first quarter of 2010. However, the prices increased for the three months ended June 30, 2010 from the same period of 2009. NGLs refer to ethane, propane, iso butane, normal butane and pentane. The pricing of these commodities directly and indirectly drive our earnings.

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

PVR Midstream Marcellus Shale Construction

Construction efforts continue in Pennsylvania as we work towards building and operating gas gathering pipelines and compression facilities servicing natural gas producers in the Marcellus Shale development. The Wyoming County project became operational during June, while projects targeting parts of Lycoming, Tioga and Bradford Counties in north central Pennsylvania have moved forward.

PVR Senior Notes Offering

In April 2010, PVR sold $300.0 million of unsecured senior notes due on April 15, 2018, or the PVR Senior Notes, with an annual interest rate of 8.25% which is payable semi-annually in arrears on April 15 and October 15 of each year. The PVR Senior Notes were sold at par, equating to an effective yield to maturity of approximately 8.25%. The net proceeds from the sale of the PVR Senior Notes of approximately $292.6 million, after deducting fees and expenses of approximately $7.4 million, were used to repay borrowings under the PVR Revolver. PVR has a call option on the PVR Senior Notes, which PVR may redeem some or all of the PVR Senior Notes at any time on or after April 15, 2014 at the redemption prices set forth in the Supplemental Indenture governing the PVR Senior Notes and prior to such date at a “make-whole” redemption price. PVR may also redeem up to 35% of the PVR Senior Notes prior to April 15, 2013 with cash proceeds received from certain equity offerings. If PVR sells certain assets and does not reinvest the proceeds or repay senior indebtedness or if PVR experiences a change of control, PVR must offer to repurchase the Senior Notes. The PVR Senior Notes are senior to any subordinated indebtedness, and are effectively subordinated to all of PVR’s secured indebtedness including the PVR Revolver to the extent of the collateral securing that indebtedness. The obligations under the PVR Senior Notes are fully and unconditionally guaranteed by PVR’s current and future subsidiaries, which are also guarantors under the PVR Revolver.

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

Cash Flows

The following table summarizes our cash flows statements for the periods presented:

	Six Months Ended June 30,
	2010	2009
Cash flows from operating activities:
Net income	$35,788	$21,721
Adjustments to reconcile net income to net cash provided by operating activities (summarized)	43,880	49,166
Net changes in operating assets and liabilities	10,724	1,648

Net cash provided by operating activities	90,392	72,535
Net cash used in investing activities	(41,927)	(33,548)
Net cash used in financing activities	(44,233)	(40,232)

Net increase in cash and cash equivalents	$4,232	$(1,245)

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

The overall increase in net cash provided by operating activities in the six months ended June 30, 2010 as compared to the same period in 2009 was driven by an increase in the PVR natural gas midstream segment’s gross margin. Higher commodity prices for natural gas as well as NGLs increased PVR’s margins even though lower throughput volumes were experienced for the comparative periods.

Cash Flows From Investing Activities

We do not own any property, plant and equipment on a stand-alone basis, nor did we have investing activities on a stand-alone basis for the six months ended June 30, 2010 and 2009. Net cash used by PVR in investing activities were primarily for capital expenditures. The following table sets forth PVR’s capital expenditures programs, by segment, for the periods presented:

	Six Months Ended June 30,
	2010	2009
Coal and natural resource management
Acquisitions	$17,864	$1,862
Other property and equipment expenditures	250	47

Total	18,114	1,909

Natural gas midstream
Expansion capital expenditures	22,027	21,544
Other property and equipment expenditures	5,861	4,636

Total	27,888	26,180

Total capital expenditures	$46,002	$28,089

PVR’s capital expenditures for the six months ended June 30, 2010 and 2009 consisted primarily of natural gas midstream expansion capital used to increase its operational footprint in its Panhandle System and Marcellus Shale Systems. The coal and natural resource management segment acquired 10 million tons of coal in northern Appalachia for $17.7 million.

Cash Flows From Financing Activities

During the six months ended June 30, 2010, PVR incurred $8.7 million of debt issuance costs related to the issuance of the $300 million PVR Senior Notes. The borrowings during both the six months ended June 30, 2010 and 2009 were used to finance acquisition and expansion projects.

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

The following tables present the calculation of distributable cash to PVG and reconciliation of net income attributable to PVG with respect to the periods presented:

Calculation of Non-GAAP “Distributable cash”	Three Months Ended June 30,		Six Months Ended June 30,
	2010 (a)	2009	2010 (a)	2009
Distributable cash:
Cash distributions received from PVR associated with:
2% general partner interest	$502	$497	$1,000	$994
General partner incentive distribution rights	6,093	6,035	12,139	12,070
PVR common units	9,230	9,206	18,436	18,412

Total cash received from PVR	15,825	15,738	31,575	31,476

Deduct: Net expenses of PVG on a stand-alone basis (b)	(1,154)	(543)	(2,123)	(1,069)
Cash reserve for working capital	568	(347)	1,026	(711)

Distributable cash (c)	$15,239	$14,848	$30,478	$29,696

Cash distributions to be paid to partners of PVG
To Penn Virginia Corporation	$—	$11,429	$3,443	$22,858
To public unitholders	15,239	3,419	27,035	6,838

Total cash distributions to be paid	$15,239	$14,848	$30,478	$29,696

Distribution per limited partner unit (paid in subsequent period)	$0.39	$0.38	$0.78	$0.76

Weighted-average units outstanding, basic and diluted	39,075	39,075	39,075	39,075

Reconciliation of GAAP “Net income” to Non-GAAP “Net income as adjusted”
Net income attributable to PVG	$11,556	$8,339	$19,981	$15,188
Adjustments for derivatives:
Derivative (gains) losses included in net income	(6,566)	2,951	1,584	10,566
Cash receipts (payments) to settle derivatives for period	(2,412)	1,613	(4,058)	4,449
Impact of adjustments on noncontrolling interests (d)	3,366	(2,206)	1,032	(4,516)

Net income attributable to PVG, as adjusted (e)	$5,944	$10,697	$18,539	$25,687

Net income attributable to PVG, as adjusted, per limited partner unit, basic and diluted	$0.15	$0.27	$0.47	$0.66

(a)	The three months ended June 30, 2010 column represents cash distributions expected to be received from PVR and cash distributions expected to be paid to our unitholders in August 2010.
(b)	Estimated net expenses of PVG, which represent general and administrative expenses, partially offset by interest income.
(c)	Distributable cash represents cash distributions received from PVR, minus our net expenses, minus cash reserve for working capital. Distributable cash is presented because we believe it is a useful adjunct to net income under GAAP. Distributable cash is a significant liquidity metric which is an indicator of our ability to pay quarterly cash distributions to our limited partners. Distributable cash is also the quantitative standard used throughout the investment community with respect to publicly traded partnerships. Distributable cash is not a measure of financial performance under GAAP and should not be considered as an alternative to cash flows from operating, investing or financing activities, as an indicator of cash flows, as a measure of liquidity or as an alternative to net income.
(d)	Noncontrolling interests in net income adjusts for the effects of incentive distribution rights and reflects the noncontrolling interests percentage of net income. The ratio of net income and net income attributable to noncontrolling interests calculated on a GAAP basis was used to estimate the impact of adjustments on noncontrolling interests. A pro forma calculation of net income attributable to noncontrolling interests was not performed.

(e)	Net income as adjusted represents net income adjusted to exclude the effects of non-cash changes in the fair value of derivatives, and adjustments for an estimate of the related noncontrolling interests. We believe this presentation is commonly used by investors and professional research analysts in the valuation, comparison, rating and investment recommendations of companies in the natural gas midstream industry. We use this information for comparative purposes within the industry. Net income as adjusted is not a measure of financial performance under GAAP and should not be considered as a measure of liquidity or as an alternative to net income.

Sources of Liquidity

Long-Term Debt

As of June 30, 2010, we had no outstanding borrowings other than the borrowings of PVR discussed below, which are included in our Consolidated Financial Statements.

PVR Revolver. As of June 30, 2010, net of outstanding borrowings of $346.5 million and letters of credit of $1.6 million, PVR had remaining borrowing capacity of $451.9 million on the PVR Revolver. The PVR Revolver matures in December 2011 and is available to PVR for general purposes, including working capital, capital expenditures and acquisitions, and includes a $10.0 million sublimit for the issuance of letters of credit. The interest rate under the PVR Revolver fluctuates based on the ratio of PVR’s total indebtedness-to-EBITDA. Interest is payable at a base rate plus an applicable margin of up to 1.25% if PVR selects the base rate borrowing option or at a rate derived from the London Interbank Offered Rate, or LIBOR, plus an applicable margin ranging from 1.75% to 2.75% if PVR selects the LIBOR-based borrowing option. The weighted average interest rate on borrowings outstanding under the PVR Revolver during the six months ended June 30, 2010 was approximately 2.3%. PVR does not have a public rating for the PVR Revolver. As of June 30, 2010, PVR was in compliance with all of its covenants under the PVR Revolver.

PVR Interest Rate Swaps. PVR has entered into the PVR Interest Rate Swaps to establish fixed rates on a portion of the outstanding borrowings under the PVR Revolver. The following table sets forth the PVR Interest Rate Swap positions as of June 30, 2010:

Term	Notional Amounts	Swap Interest Rates (1)
	(in millions)	Pay	Receive
March 2010 – December 2011	$250.0	3.37%	LIBOR
December 2011 – December 2012	$100.0	2.09%	LIBOR

(1)	References to LIBOR represent the 3-month rate.

The PVR Interest Rate Swaps extend one year past the maturity of the current PVR Revolver. After considering the applicable margin of 2.00% in effect as of March 31, 2010 the total interest rate on the $250 million portion of the PVR Revolver borrowings covered by the PVR Interest Rate Swaps was 5.37% as of June 30, 2010.

PVR Senior Notes. In April 2010, PVR sold $300.0 million of PVR Senior Notes due on April 15, 2018 with an annual interest rate of 8.25%, which is payable semi-annually in arrears on April 15 and October 15 of each year. The PVR Senior Notes were sold at par, equating to an effective yield to maturity of approximately 8.25%. The net proceeds from the sale of the PVR Senior Notes of approximately $292.6 million, after deducting fees and expenses of approximately $7.4 million, were used to repay borrowings under the PVR Revolver. PVR has a call option on the PVR Senior Notes, which PVR may redeem some or all of the PVR Senior Notes at any time on or after April 15, 2014 at the redemption prices set forth in the Supplemental Indenture governing the PVR Senior Notes and prior to such date at a “make-whole” redemption price. PVR may also redeem up to 35% of the PVR Senior Notes prior to April 15, 2013 with cash proceeds received from certain equity offerings. If PVR sells certain assets and does not reinvest the proceeds or repay senior indebtedness or if PVR experiences a change of control, PVR must offer to repurchase the Senior Notes. The PVR Senior Notes are senior to any subordinated indebtedness, and are effectively subordinated to all of PVR’s secured indebtedness including the PVR Revolver to the extent of the collateral securing that indebtedness. The obligations under the PVR Senior Notes are fully and unconditionally guaranteed by PVR’s current and future subsidiaries, which are also guarantors under the PVR Revolver.

Future Capital Needs and Commitments

Currently, we have no capital requirements. In the future, we may decide to facilitate PVR acquisitions and other capital expenditures by the issuance of debt or equity.

PVR believes that its remaining borrowing capacity under the PVR Revolver of approximately $451.9 million will be more than sufficient to meet its aniticipated 2010 capital needs and commitments. PVR’s short-term cash requirements for operating expenses and quarterly distributions to us, as the owner of PVR’s general partner, and unitholders are expected to be funded through operating cash flows. In 2010, PVR anticipates making capital expenditures, excluding acquisitions, of approximately $142.0 million, including anticipated maintenance capital of $17.0 million to $22.0 million. The majority of the 2010 capital expenditures are expected to be incurred in the PVR natural gas midstream segment. PVR intends to fund these capital expenditures with a combination of operating cash flows and borrowings under the PVR Revolver. Long-term cash requirements for acquisitions and other capital expenditures are expected to be funded by operating cash flows, borrowings under the PVR Revolver and the issuances of additional debt and equity securities if available under commercially acceptable terms.

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

Results of Operations

Consolidated Review

The following table presents summary consolidated results for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenues	$189,432	$149,419	$395,910	$306,178
Expenses	165,722	128,588	345,442	263,957

Operating income	23,710	20,831	50,468	42,221
Other income (expense)	(1,604)	(8,052)	(14,680)	(20,500)

Net income	$22,106	$12,779	$35,788	$21,721
Net income attributable to noncontrolling interests	(10,550)	(4,440)	(15,807)	(6,533)

Net income attributable to Penn Virginia GP Holdings, L.P.	$11,556	$8,339	$19,981	$15,188

The following table presents a summary of certain financial information relating to our segments for the periods presented:

	PVR Coal and Natural Resource Management	PVR Natural Gas Midstream	Corporate and Other	Consolidated
For the Six Months Ended June 30, 2010:
Revenues	$74,142	$321,768	$—	$395,910
Cost of gas purchased	—	(263,454)	—	(263,454)
Operating costs and expenses	(14,295)	(29,458)	(2,154)	(45,907)
Depreciation, depletion and amortization	(14,705)	(21,376)	—	(36,081)

Operating income (loss)	$45,142	$7,480	$(2,154)	$50,468

For the Six Months Ended June 30, 2009:
Revenues	$73,396	$232,782	$—	$306,178
Cost of gas purchased	—	(192,774)	—	(192,774)
Operating costs and expenses	(12,531)	(23,433)	(1,099)	(37,063)
Depreciation, depletion and amortization	(15,558)	(18,562)	—	(34,120)

Operating income (loss)	$45,307	$(1,987)	$(1,099)	$42,221

PVR Coal and Natural Resource Management Segment

Three Months Ended June 30, 2010 Compared with Three Months Ended June 30, 2009

The following table sets forth a summary of certain financial and other data for the PVR coal and natural resource management segment and the percentage change for the periods presented:

	Three Months Ended June 30,		Favorable	% Change
	2010	2009	(Unfavorable)
Financial Highlights
Revenues
Coal royalties	$34,879	$29,997	$4,882	16%
Coal services	2,028	1,745	283	16%
Timber	1,746	1,456	290	20%
Oil and gas royalty	625	545	80	15%
Other	1,304	1,401	(97)	(7)%

Total revenues	40,582	35,144	5,438	15%

Expenses
Coal royalties	1,630	1,569	(61)	(4)%
Other operating	951	919	(32)	(3)%
General and administrative	5,841	4,159	(1,682)	(40)%
Depreciation, depletion and amortization	7,379	8,164	785	10%

Total expenses	15,801	14,811	(990)	(7)%

Operating income	$24,781	$20,333	$4,448	22%

Other data

Coal royalty tons by region
Central Appalachia	5,012	4,650	362	8%
Northern Appalachia	1,069	1,060	9	1%
Illinois Basin	1,107	1,145	(38)	(3)%
San Juan Basin	1,684	1,884	(200)	(11)%

Total	8,872	8,739	133	2%

Coal royalties revenues by region
Central Appalachia	$26,194	$21,192	$5,002	24%
Northern Appalachia	2,010	1,949	61	3%
Illinois Basin	2,987	2,862	125	4%
San Juan Basin	3,688	3,994	(306)	(8)%

	$34,879	$29,997	$4,882	16%

Coal royalties per ton by region ($/ton)
Central Appalachia	$5.23	$4.56	$0.67	15%
Northern Appalachia	1.88	1.84	0.04	2%
Illinois Basin	2.70	2.50	0.20	8%
San Juan Basin	2.19	2.12	0.07	3%

	$3.93	$3.43	$0.50	15%

Revenues

Coal royalties revenues increased due to higher realized coal royalties per ton. Metallurgical coal is in high demand, driving up the price realized for metallurgical coal sales by our lessees in Central Appalachia.

Coal production increased slightly in the current period. The increase in the Central Appalachia was driven by the metallurgical coal market and lessees trying to meet the demand. Offsetting this increase was decrease in San Juan Basin production. This decrease was attributable to equipment and developmental delays.

Expenses

General and administrative expense increased due to the accelerated vesting of equity compensation. Penn Virginia divested its interest in PVG over the past nine months and no longer owns any limited or general partner interests in PVR. Because the divestiture was considered a change of control under the LTIP, all unvested restricted and phantom units granted to employees performing services for the benefit of PVR were considered vested on the date the last PVG units were sold, June 7, 2010.

DD&A expenses decreased for the comparative periods due to lower levels of timber harvesting.

Six Months Ended June 30, 2010 Compared with Six Months Ended June 30, 2009

The following table sets forth a summary of certain financial and other data for the PVR coal and natural resource management segment and the percentage change for the periods presented:

	Six Months Ended June 30,		Favorable	% Change
	2010	2009	(Unfavorable)
Financial Highlights
Revenues
Coal royalties	$63,105	$60,627	$2,478	4%
Coal services	4,001	3,633	368	10%
Timber	3,051	2,773	278	10%
Oil and gas royalty	1,369	1,248	121	10%
Other	2,616	5,115	(2,499)	(49)%

Total revenues	74,142	73,396	746	1%

Expenses
Coal royalties	3,086	2,793	(293)	(10)%
Other operating	1,676	1,983	307	15%
General and administrative	9,533	7,755	(1,778)	(23)%
Depreciation, depletion and amortization	14,705	15,558	853	5%

Total expenses	29,000	28,089	(911)	(3)%

Operating income	$45,142	$45,307	$(165)	(0)%

Other data

Coal royalty tons by region
Central Appalachia	8,941	9,308	(367)	(4)%
Northern Appalachia	2,107	2,117	(10)	(0)%
Illinois Basin	2,189	2,406	(217)	(9)%
San Juan Basin	3,878	3,656	222	6%

Total	17,115	17,487	(372)	(2)%

Coal royalties revenues by region
Central Appalachia	$44,724	$42,875	$1,849	4%
Northern Appalachia	3,960	3,900	60	2%
Illinois Basin	5,929	6,103	(174)	(3)%
San Juan Basin	8,492	7,749	743	10%

	$63,105	$60,627	$2,478	4%

Coal royalties per ton by region ($/ton)
Central Appalachia	$5.00	$4.61	$0.39	8%
Northern Appalachia	1.88	1.84	0.04	2%
Illinois Basin	2.71	2.54	0.17	7%
San Juan Basin	2.19	2.12	0.07	3%

	$3.69	$3.47	$0.22	6%

Revenues

Coal royalties revenues increased due to higher realized coal royalties per ton. Metallurgical coal is in high demand, driving up the price realized for metallurgical coal sales by our lessees in Central Appalachia.

Coal production slightly decreased due to lower longwall mining operations in the Central Appalachian region as operations moved onto adjacent reserves and the closure of a mine in the Illinois Basin due to adverse geological conditions. These production decreases were partially offset by production increases in the San Juan Basin resulting from the start up of a mine during 2009 and improved mining and market conditions.

Other revenues decreased due to forfeited minimum rentals recognized in the first quarter of 2009 for a property that was not mined in the statutory time period.

Expenses

Coal royalties expenses increased due to an increase in mining activity by our lessees from subleased properties in the Central Appalachian region where our coal royalties expense is primarily incurred. Mining activity on our subleased property fluctuates between periods due to the proximity of our property boundaries and those of other mineral owners.

Operating expenses decreased due to the timing of core hole drilling and other geological studies of coal seams and reserves.

General and administrative expense increased due to the accelerated vesting of equity compensation, noted earlier.

DD&A expenses decreased for the comparative periods due to lower levels of timber harvesting.

PVR Natural Gas Midstream Segment

Three Months Ended June 30, 2010 Compared with Three Months Ended June 30, 2009

The following table sets forth a summary of certain financial and other data for the PVR natural gas midstream segment and the percentage change for the periods presented:

	Three Months Ended June 30,		Favorable (Unfavorable)	% Change
	2010	2009
Financial Highlights
Revenues
Residue gas	$77,333	$67,170	$10,163	15%
Natural gas liquids	59,177	38,917	20,260	52%
Condensate	6,313	3,945	2,368	60%
Gathering, processing and transportation fees	3,723	3,028	695	23%

Total natural gas midstream revenues (1)	146,546	113,060	33,486	30%
Equity earnings in equity investment	1,597	629	968	154%
Producer services	707	586	121	21%

Total revenues	148,850	114,275	34,575	30%

Expenses
Cost of gas purchased (1)	121,659	92,154	(29,505)	(32)%
Operating	7,680	7,227	(453)	(6)%
General and administrative	8,532	4,381	(4,151)	(95)%
Depreciation and amortization	10,884	9,453	(1,431)	(15)%

Total operating expenses	148,755	113,215	(35,540)	(31)%

Operating income	$95	$1,060	$(965)	(91)%

Operating Statistics
System throughput volumes (MMcf)	29,162	31,342	(2,180)	(7)%
Daily throughput volumes (MMcfd)	320	344	(24)	(7)%

Gross margin	$24,887	$20,906	$3,981	19%
Cash impact of derivatives	(421)	3,377	(3,798)	(112)%

Gross margin, adjusted for impact of derivatives	$24,466	$24,283	$183	1%

Gross margin ($/Mcf)	$0.85	$0.67	$0.18	27%
Cash impact of derivatives ($/Mcf)	(0.01)	0.10	(0.11)	(110)%

Gross margin, adjusted for impact of derivatives ($/Mcf)	$0.84	$0.77	$0.07	9%

(1)	For the period of April 1 through June 7, 2010 and for the three months ended June 30, 2009, we recorded $9.6 million and $20.1 million of natural gas midstream revenues and $9.6 million and $20.1 million for the cost of gas purchased related to the purchase of natural gas from Penn Virginia Oil & Gas, L.P (a subsidiary of Penn Virginia and considered a related party up to June 7, 2010) and the subsequent sale of that gas to third parties. We take title to the gas prior to transporting it to third parties. These transactions do not impact the gross margin.

Gross Margin

Gross margin is the difference between our natural gas midstream revenues and our cost of gas purchased. Natural gas midstream revenues included residue gas sold from processing plants after NGLs were removed, NGLs sold after being removed from system throughput volumes received, condensate collected and sold and gathering and other fees primarily from natural gas volumes connected to our gas processing plants. Cost of gas purchased consisted of amounts payable to third-party producers for natural gas purchased under percentage-of-proceeds and gas purchase/keep-whole contracts.

The gross margin increase was a result of higher commodity pricing and higher fractionation, or frac, spreads offset by decreased system throughput volumes. Frac spreads are the difference between the price of NGLs sold and the cost of natural gas purchased on a per MMBtu basis. Not all of our system throughput volumes are processed through gas processing plants as some of our systems are only gathering facilities. Processed volumes at our Panhandle facilities increased due to the June 2009 acquisition of the Sweetwater facilities in western Oklahoma, which allows us to process gas that went unprocessed or was processed by third-parties in the past. Processed volumes at our Crossroads facility increased due to the addition of new producer gas.

We generated a majority of our gross margin from contractual arrangements under which the gross margin is exposed to increases and decreases in the price of natural gas and NGLs. As part of our risk management strategy, we use derivative financial instruments to economically hedge NGLs sold and natural gas purchased. On a per Mcf basis, adjusted for the impact of our commodity derivative instruments, our gross margin increased by $0.07, or nine percent as compared to the three months ended June 30, 2009. This favorable increase was moderately impacted by commodity derivatives as a result of higher commodity prices during the second quarter of 2010.

Revenues Other Than Gross Margin

Equity earnings in equity investment have grown due to mainline volume increases in the Powder River Basin. Producer services revenues increased due to the relative increase in commodity prices.

Expenses

Operating expenses increased due to prior and current years’ expansion projects and acquisitions. The related costs of these facilities include increased costs for compressor rentals and utilities.

General and administrative expense increased due to the accelerated vesting of equity compensation, noted earlier.

Depreciation and amortization expenses increased primarily due to acquisitions and capital expansions on the Panhandle System, including the Sweetwater plant acquisition and Spearman plant construction.

Six Months Ended June 30, 2010 Compared with Six Months Ended June 30, 2009

The following table sets forth a summary of certain financial and other data for the PVR natural gas midstream segment and the percentage change for the periods presented:

	Six Months Ended June 30,		Favorable (Unfavorable)	% Change
	2010	2009
Financial Highlights
Revenues
Residue gas	$172,229	$148,364	$23,865	16%
Natural gas liquids	125,820	69,523	56,297	81%
Condensate	13,049	6,848	6,201	91%
Gathering, processing and transportation fees	6,057	5,704	353	6%

Total natural gas midstream revenues (1)	317,155	230,439	86,716	38%
Equity earnings in equity investment	3,280	1,748	1,532	88%
Producer services	1,333	595	738	124%

Total revenues	321,768	232,782	88,986	38%

Expenses
Cost of gas purchased (1)	263,454	192,774	(70,680)	(37)%
Operating	15,807	14,684	(1,123)	(8)%
General and administrative	13,651	8,749	(4,902)	(56)%
Depreciation and amortization	21,376	18,562	(2,814)	(15)%

Total operating expenses	314,288	234,769	(79,519)	(34)%

Operating income	$7,480	$(1,987)	$9,467	476%

Operating Statistics
System throughput volumes (MMcf)	56,887	63,622	(6,735)	(11)%
Daily throughput volumes (MMcfd)	314	352	(38)	(11)%

Gross margin	$53,701	$37,665	$16,036	43%
Cash impact of derivatives	359	7,169	(6,810)	(95)%

Gross margin, adjusted for impact of derivatives	$54,060	$44,834	$9,226	21%

Gross margin ($/Mcf)	$0.94	$0.59	$0.35	59%
Cash impact of derivatives ($/Mcf)	0.01	0.11	(0.10)	(91)%

Gross margin, adjusted for impact of derivatives ($/Mcf)	$0.95	$0.70	$0.25	36%

(1)	For the period of January 1 through June 7, 2010 and for the six months ended June 30, 2009, we recorded $27.8 million and $41.2 million of natural gas midstream revenues and $27.8 million and $41.2 million for the cost of gas purchased related to the purchase of natural gas from Penn Virginia Oil & Gas, L.P (a subsidiary of Penn Virginia and considered a related party up to June 7, 2010) and the subsequent sale of that gas to third parties. We take title to the gas prior to transporting it to third parties. These transactions do not impact the gross margin.

Gross Margin

The gross margin increase was a result of higher commodity pricing and higher frac spreads offset by decreased system throughput volumes. Frac spreads are the difference between the price of NGLs sold and the cost of natural gas purchased on a per MMBtu basis. Not all of our system throughput volumes are processed through gas processing plants as some of our systems are only gathering facilities. Processed volumes at our Panhandle facilities increased due to the June 2009 acquisition of the Sweetwater facilities in western Oklahoma, which allows us to process gas that went unprocessed or was processed by third-parties in the past. Processed volumes at our Crossroads facility increased due to the addition of new producer gas.

We generated a majority of our gross margin from contractual arrangements under which the gross margin is exposed to increases and decreases in the price of natural gas and NGLs. As part of our risk management strategy, we use derivative financial instruments to economically hedge NGLs sold and natural gas purchased. On a per Mcf basis, adjusted for the impact of our commodity derivative instruments, our gross margin increased by $0.25, or 36% as compared to the three months ended June 30, 2009. This favorable increase was moderately impacted by commodity derivatives as a result of higher commodity prices during the second quarter of 2010.

Revenues Other Than Gross Margin

Equity earnings in equity investment have grown due to mainline volume increases in the Powder River Basin. Producer services revenues increased due to the relative increase in commodity prices.

Expenses

Operating expenses increased due to prior and current years’ expansion projects and acquisitions. The related costs of these facilities include increased costs for compressor rentals and utilities.

General and administrative expense increased due to the accelerated vesting of equity compensation, noted earlier. In addition, general and administrative expenses increased due to increased staffing and related benefit costs.

Depreciation and amortization expenses increased primarily due to acquisitions and capital expansions on the Panhandle System, including the Sweetwater plant acquisition and Spearman plant construction.

Other

Our other results consist of interest expense and derivative gains and losses. The following table sets forth a summary of certain financial data for our other results for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Operating income	$23,710	$20,831	$50,468	$42,221
Other income (expense)
Interest expense	(8,894)	(6,365)	(14,729)	(11,981)
Other	216	347	543	676
Derivatives	7,074	(2,034)	(494)	(9,195)

Net income	$22,106	$12,779	$35,788	$21,721

Interest Expense. Interest expense is comprised of the following for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
Source	2010	2009	2010	2009
Interest on Revolver	$2,376	$4,227	$6,245	$8,504
Interest on Senior Notes	4,400	—	4,400	—
Debt issuance costs and other	1,610	1,369	2,994	1,960
Interest rate swaps	508	918	1,090	1,743
Capitalized interest	—	(149)	—	(226)

Total interest expense	$8,894	$6,365	$14,729	$11,981

Interest expense for the three and six months ended June 30, 2010 has increased compared to the same periods in 2009. These increases are due to the issuance of the PVR Senior Notes bearing an interest rate of 8.25% offset by lower levels of PVR Revolver debt bearing interest at levels of 2.0% to 3.0% over the comparable period. Debt issuance costs have also increase related to Revolver changes in March 2009 and the issuance of the PVR Senior Notes in April 2010.

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

During the first quarter of 2009, PVR discontinued hedge accounting for all of the PVR Interest Rate Swaps. Accordingly, subsequent fair value gains and losses for the PVR Interest Rate Swaps are recognized in the derivatives caption on our Consolidated Statements of Income.

PVR’s derivative activity for the periods presented is summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Interest Rate Swap unrealized derivative loss	$(50)	$3,574	$(754)	$3,416
Interest Rate Swap realized derivative loss	(1,991)	(1,764)	(4,417)	(2,720)
Natural gas midstream commodity unrealized derivative loss	9,536	(7,221)	4,318	(17,060)
Natural gas midstream commodity realized derivative gain	(421)	3,377	359	7,169

Total derivative loss	$7,074	$(2,034)	$(494)	$(9,195)

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

As of June 30, 2010 and December 31, 2009, PVR’s environmental liabilities were $0.9 million and $1.0 million, which represents PVR’s best estimate of the liabilities as of those dates related to its coal and natural resource management and natural gas midstream businesses. PVR has reclamation bonding requirements with respect to certain unleased and inactive properties. Given the uncertainty of when a reclamation area will meet regulatory standards, a change in this estimate could occur in the future.

Critical Accounting Estimates

The process of preparing financial statements in accordance with accounting principles generally accepted in the United States of America requires our management to make estimates and judgments regarding certain items and transactions. It is possible that materially different amounts could be recorded if these estimates and judgments change or if the actual results differ from these estimates and judgments. Our most critical accounting estimates which involve the judgment of our management were fully disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009 and remained unchanged as of June 30, 2010.

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

At June 30, 2010, PVR reported a net commodity asset liability related to the PVR natural gas midstream segment of $1.1 million that is with six counterparties and is substantially concentrated with four of those counterparties. This concentration may impact PVR’s overall credit risk, either positively or negatively, in that these counterparties may be similarly affected by changes in economic or other conditions. PVR neither paid nor received collateral with respect to its derivative positions. No significant uncertainties related to the collectability of amounts owed to PVR exist with regard to these counterparties.

For the three and six months ended June 30, 2010, PVR reported a net derivative gain of $7.1 million and a net derivative loss of $0.5 million. Because PVR no longer uses cash flow hedge accounting for its commodity derivatives, we recognize changes in fair value in earnings currently in the derivatives caption on the Consolidated Statements of Income. PVR has experienced and could continue to experience significant changes in the estimate of derivative gains or losses recognized due to fluctuations in the value of its commodity derivative contracts. PVR’s results of operations are affected by the volatility of unrealized gains and losses and changes in fair value, which fluctuate with changes in natural gas, crude oil and NGL prices. These fluctuations could be significant in a volatile pricing environment. See Note 4 to the Consolidated Financial Statements for a further description of our derivatives program.

The following table lists PVR’s commodity derivative agreements and their fair values as of June 30, 2010:

	Average Volume Per Day		Swap Price		Weighted Average Price		Fair Value at June 30, 2010
					Put	Call
							(in thousands)
Crude oil collar	(barrels	)			(per barrel)
Third quarter 2010 through fourth quarter 2010	750				$70.00	$81.25	$(89)

Crude oil collar	(barrels	)			(per barrel)
Third quarter 2010 through fourth quarter 2010	1,000				$68.00	$80.00	$(289)

Natural gas purchase swap	(MMBtu	)	(MMBtu	)
Third quarter 2010 through fourth quarter 2010	7,100		$5.885				$(1,378)

NGL—natural gasoline collar	(gallons	)			(per gallon)
Third quarter 2010 through fourth quarter 2010	42,000				$1.55	$2.03	$435

NGL—natural gasoline collar	(gallons	)			(per gallon)
First quarter 2011 through fourth quarter 2011	95,000				$1.57	$1.94	$2,374

Crude oil collar	(barrels	)			(per barrel)
First quarter 2011 through fourth quarter 2011	400				$75.00	$98.50	$629

Natural gas purchase swap	(MMBtu	)	(MMBtu	)
First quarter 2011 through fourth quarter 2011	6,500		$5.796				$(1,053)
Settlements to be received in subsequent period							$453

							$1,082

PVR estimates that a $5.00 per barrel increase in the crude oil price would decrease the fair value of PVR’s crude oil collars by $1.5 million. PVR estimates that a $5.00 per barrel decrease in the crude oil price would increase the fair value of PVR’s crude oil collars by $1.3 million. PVR estimates that a $1.00 per MMBtu increase in the natural gas price would increase the fair value of PVR’s natural gas purchase swap by $3.4 million. PVR estimates that a $1.00 per MMBtu decrease in the natural gas price would decrease the fair value of PVR’s natural gas purchase swap by $3.4 million. PVR estimates that a $0.10 per gallon increase in the natural gasoline (anNGL) price would decrease the fair value of PVR’s natural gasoline collar by $2.7 million. PVR estimates that a $0.10 per gallon decrease in the natural gasoline price would increase the fair value of PVR’s natural gasoline collar by $2.6 million.

PVR estimates that, excluding the effects of derivative positions described above, for every $1.00 per MMBtu increase or decrease in the natural gas price, PVR’s natural gas midstream gross margin and operating income for the remainder of 2010 would increase or decrease by $0.9 million. In addition, PVR estimates that for every $5.00 per barrel increase or decrease in the crude oil price, PVR’s natural gas midstream gross margin and operating income for the remainder of 2010 would increase or decrease by $3.1 million. This assumes that natural gas prices, crude oil prices and inlet volumes remain constant at anticipated levels. These estimated changes in PVR’s gross margin and operating income exclude potential cash receipts or payments in settling these derivative positions.

Interest Rate Risk

As of June 30, 2010, PVR had $346.5 million of outstanding indebtedness under the PVR Revolver, which carries a variable interest rate throughout its term. PVR entered into the PVR Interest Rate Swaps to establish fixed interest rates on a portion of the outstanding borrowings under the PVR Revolver. From March 2010 to December 2011, the notional amounts of the PVR Interest Rate Swaps total $250.0 million, or 72% of PVR’s outstanding indebtedness under the PVR Revolver as of June 30, 2010, with PVR paying a weighted average fixed rate of 3.37% on the notional amount, and the counterparties paying a variable rate equal to the three-month LIBOR. From December 2011 to December 2012, the notional amounts of the PVR Interest Rate Swaps total $100.0 million, or 29% of PVR’s outstanding indebtedness under the PVR Revolver as of June 30, 2010, with PVR paying a weighted average fixed rate of 2.09% on the notional amount, and the counterparties paying a variable rate equal to the three-month LIBOR. The PVR Interest Rate Swaps extend one year past the current maturity of the PVR Revolver. A 1% increase in short-term interest rates on the floating rate debt outstanding under the PVR Revolver (net of amounts fixed through the PVR Interest Rate Swaps) as of June 30, 2010 would cost PVR approximately $1.0 million in additional interest expense per year.

During the first quarter of 2009, PVR discontinued hedge accounting for all of the PVR Interest Rate Swaps. Accordingly, subsequent fair value gains and losses for the PVR Interest Rate Swaps are recognized in earnings currently. Therefore, PVR’s results of operations are affected by the volatility of changes in fair value, which fluctuates with changes in interest rates. These fluctuations could be significant. See Note 4 to the Consolidated Financial Statements for a further description of PVR’s derivatives program.

Customer Credit Risk

We are exposed to the credit risk of PVR’s natural gas midstream customers and coal lessees. For the six months ended June 30, 2010, two of PVR’s natural gas midstream segment customers accounted for $55.1 million and $41.0 million, or 14% and 10%, of our total consolidated revenues. At June 30, 2010, 21% of our consolidated accounts receivable related to these customers. No significant uncertainties related to the collectability of amounts owed to PVR exist in regard to these two natural gas midstream customers.

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

To mitigate the risks of nonperformance by its natural gas midstream customers, PVR performs ongoing credit evaluations of its existing customers. PVR monitors individual customer payment capability in granting credit arrangements to new customers by performing credit evaluations, seek to limit credit to amounts PVR believes the customers can pay and maintains reserves PVR believes are adequate to cover exposure for uncollectible accounts. As of June 30, 2010, no receivables were collateralized, and PVR had a $0.2 million allowance for doubtful accounts, of which the majority related to the PVR natural gas midstream segment.

Item 4	Controls and Procedures

(a)	Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we performed an evaluation of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of June 30, 2010. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported accurately and on a timely basis. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of June 30, 2010, such disclosure controls and procedures were effective.

(b)	Changes in Internal Control Over Financial Reporting

No changes were made in our internal control over financial reporting during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A	Risk Factors

The following risk factors should be read in conjunction with the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2009. Risk factors listed below are updates or additional risk factors to consider.

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

On June 21, 2010, EPA released a proposed rule that would classify byproducts of coal combustion (“CCB”) either as hazardous wastes under subtitle C of RCRA, or as solid wastes under Subtitle D. If CCB were classified as a hazardous waste, regulations may, among other requirements, restrict ash disposal, regulate coal ash storage facilities more stringently, require groundwater monitoring and mandate financial assurance.

More recently, on June 3, 2010, EPA issued a final rule setting forth a more stringent primary National Ambient Air Quality Standard (NAAQS) applicable to air emissions of sulfur dioxide. Coal-fired power plants, which are the largest end users of coal mined from PVR’s reserves, may be required to install additional emissions control equipment or take other steps to lower sulfur emissions as a result. Individually and collectively, these developments could add additional costs of the use of coals as a fuel, adversely affect the use of and demand for fossil fuels, particularly coal, and may encourage power plant operators to switch to a different fuel.

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

Recently, on June 17, 2010, the U.S. Army Corps announced the suspension of all NWP 21 permits in six Appalachian region states until the Corps takes further action on NWP 21, or until NWP 21 expires on March 18, 2012. All proposed surface coal mining projects in these states that involve discharges of dredged or fill material into waters of the United States will have to obtain individual permits from the Corps. The elimination of this method for obtaining permits may add to the costs and delays in obtaining individual permits for coal mining operations.

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

On June 28, 2010, the EPA issued final regulations to require owners and operators of certain underground coal mines with annual greenhouse gas emissions in excess of 25,000 tons of carbon dioxide per year to monitor and report greenhouse gas emissions. Subject coal mines will be required to begin monitoring as of January 1, 2011, and report emissions of greenhouse gases by March of the following year. The regulations do not require that underground coal mines install and implement controls to restrict greenhouse gas emissions, however, the costs of complying with these regulations may be material and could reduce royalties from PVR’s lessees.

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

Legislation has been proposed that could cause allocations of income on our common units to be recharacterized as, and dispositions of our common units to give rise to, ordinary taxable income.

The U.S. House of Representatives has passed legislation that would cause income earned with respect to certain types of partnership interests to be subject to federal income tax as ordinary income (and potentially subject to self-employment taxes to individual service providers). Because of the nature of our ownership interests in Penn Virginia Resource Partners, L.P., the proposed legislation would likely apply with respect to certain allocations of income on, and may apply to dispositions of, our common units and would likely result in our unitholders being liable for increased taxes. Under a version of this legislation that has been proposed by the Senate, however, an exception likely would apply with respect to dispositions of our common units. Under this exception, most dispositions of our common units by persons who perform no services for us would be exempt from the legislation. We are unable to predict whether any of these changes or the exception for dispositions will ultimately be enacted or apply to our common unitholders. Any such changes could negatively impact the value of an investment in our common units.

Beginning in 2013, recently enacted legislation will result in an additional 3.8% tax on income earned by common unitholders with respect to their investments in us.

The recently enacted Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Affordability Reconciliation Act of 2010, is scheduled to impose a 3.8% Medicare tax on net investment income earned by certain individuals, estates and trusts for taxable years beginning after December 31, 2012. For these purposes, net investment income generally includes a unitholder’s allocable share of our income and gain realized by a unitholder from a sale of units. In the case of an individual, the tax will be imposed on the lesser of (1) the unitholder’s net investment income or (2) the amount by which the unitholder’s modified adjusted gross income exceeds $250,000 (if the unitholder is married and filing jointly or a surviving spouse), $125,000 (if the unitholder is married and filing separately) or $200,000 (in any other case). In the case of an estate or trust, the tax will be imposed on the lesser of (1) undistributed net investment income, or (2) the excess adjusted gross income over the dollar amount at which the highest income tax bracket applicable to an estate or trust begins.

Certain federal income tax preferences currently available with respect to coal exploration and development may be eliminated as a result of future legislation.

Among the proposed legislative changes contained in the President’s Budget Proposal for Fiscal Year 2011 is the elimination of certain key U.S. federal income tax preferences relating to coal exploration and development. The Budget Proposal would (i) require capitalization of exploration and development costs relating to coal and other hard mineral fossil fuels, (ii) repeal the percentage depletion allowance with respect to coal properties, (iii) repeal capital gains treatment of coal and lignite royalties and (iv) exclude from the definition of domestic production gross receipts all gross receipts derived from the sale, exchange, or other disposition of coal, other hard mineral fossil fuels, or primary products thereof. These proposed legislative changes could adversely affect the lessees of Penn Virginia Resource Partners, L.P., as well as owners of partnership interests in Penn Virginia Resource Partners, L.P. and our unitholders. Passage of such proposed legislative changes or similar changes in U.S. federal income tax laws could increase the amount of taxable income allocable to our unitholders, increase the tax liability of unitholders with respect to an investment in us and negatively impact the value of an investment in our units.

Item 6	Exhibits

10.1	Underwriting Agreement, dated June 2, 2010, by and among Penn Virginia GP Holdings, L.P., PVG GP, LLC, Penn Virginia Resource LP Corp., Penn Virginia Resource GP Corp. and Barclays Capital Inc., as the underwriter (incorporated by reference to Exhibit 1.1 to Registrant’s Current Report on Form 8-K filed on June 7, 2010).

10.2	Contribution Agreement, dated June 7, 2010, by and among Penn Virginia Resource GP Corp., Penn Virginia GP Holdings, L.P. and PVG GP, LLC (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on June 7, 2010).

10.3	Second Amendment to Amended and Restated Credit Agreement, dated as of June 7, 2010, by and among PVR Finco LLC, the guarantors party thereto, PNC Bank, National Association, as Administrative Agent, and the other financial institutions party thereto (incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed on June 7, 2010).

12.1	Statement of Computation of Ratio of Earnings to Fixed Charges Calculation.

31.1	Certification Pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PENN VIRGINIA GP HOLDINGS, L.P.

	By:	PVG GP, LLC

Date: July 30, 2010	By:	/s/ ROBERT B. WALLACE
Robert B. Wallace
Executive Vice President and Chief Financial Officer

Date: July 30, 2010	By:	/s/ FORREST W. MCNAIR
Forrest W. McNair
Vice President and Controller