Form 10-Q
period 2010-09-30
Penn Virginia GP Holdings, L.P.
filed 2010-10-29
CIK 1366292

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 1-33171

PENN VIRGINIA GP HOLDINGS, L.P.

(Exact name of registrant as specified in its charter)

Delaware	20-5116532
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
FIVE RADNOR CORPORATE CENTER, SUITE 500 100 MATSONFORD ROAD RADNOR, PA 19087
(Address of principal executive offices)	(Zip Code)

(610) 975-8200

(Registrant’s telephone number, including area code)

FOUR RADNOR CORPORATE CENTER, SUITE 200

100 MATSONFORD ROAD

RADNOR, PA 19087

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (“Exchange Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐  Yes    ☐  No

Indicate by a check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange

Act).    ☐  Yes    ☒  No

As of October 19, 2010, 39,074,500 common units representing limited partner interests were outstanding.

PENN VIRGINIA GP HOLDINGS, L.P. AND SUBSIDIARIES

1

PART I. FINANCIAL INFORMATION

Item 1	Financial Statements

PENN VIRGINIA GP HOLDINGS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME – unaudited

(in thousands, except per unit data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenues
Natural gas midstream	$180,207	$118,443	$497,362	$348,882
Coal royalties	34,983	29,821	98,088	90,448
Coal services	1,975	1,869	5,976	5,502
Other	5,664	5,492	17,313	16,971

Total revenues	222,829	155,625	618,739	461,803

Expenses
Cost of gas purchased	151,657	92,355	415,111	285,129
Operating	11,748	9,836	32,317	29,296
General and administrative	9,029	8,646	34,367	26,249
Depreciation, depletion and amortization	18,702	17,851	54,783	51,971

Total expenses	191,136	128,688	536,578	392,645

Operating income	31,693	26,937	82,161	69,158

Other income (expense)
Interest expense	(10,639)	(6,505)	(25,368)	(18,486)
Other	111	344	654	1,020
Derivatives	(11,020)	(2,810)	(11,514)	(12,005)

Net income	10,145	17,966	45,933	39,687
Less net income attributable to noncontrolling interests	(2,864)	(7,794)	(18,671)	(14,327)

Net income attributable to Penn Virginia GP Holdings, L.P.	$7,281	$10,172	$27,262	$25,360

Net income per unit attributable to Penn Virginia GP Holdings, L.P., basic and diluted	$0.19	$0.26	$0.70	$0.65

Weighted average number of units outstanding, basic and diluted	39,075	39,075	39,075	39,075

The accompanying notes are an integral part of these Consolidated Financial Statements.

PENN VIRGINIA GP HOLDINGS, L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS – unaudited

(in thousands)

	September 30, 2010	December 31, 2009
Assets
Current assets
Cash and cash equivalents	$18,515	$19,314
Accounts receivable, net of allowance for doubtful accounts	80,331	82,321
Derivative assets	148	1,331
Other current assets	8,353	4,816

Total current assets	107,347	107,782

Property, plant and equipment	1,237,475	1,162,070
Accumulated depreciation, depletion and amortization	(305,075)	(261,226)

Net property, plant and equipment	932,400	900,844

Equity investments	85,102	87,601
Intangible assets, net	78,648	83,741
Derivative assets	6	1,284
Other long-term assets	52,401	37,811

Total assets	$1,255,904	$1,219,063

Liabilities and Partners’ Capital
Current liabilities
Accounts payable	$65,460	$61,308
Accrued liabilities	27,262	9,925
Deferred income	3,531	3,839
Derivative liabilities	13,430	11,251

Total current liabilities	109,683	86,323

Deferred income	11,213	5,482
Other liabilities	19,189	17,270
Derivative liabilities	4,250	4,285
PVR senior notes	300,000	—
PVR revolving credit facility	365,000	620,100

Partners’ capital
Penn Virginia GP Holdings, L.P. partners’ capital	219,044	249,696
Noncontrolling interests of subsidiaries	227,525	235,907

Total partners’ capital	446,569	485,603

Total liabilities and partners’ capital	$1,255,904	$1,219,063

The accompanying notes are an integral part of these Consolidated Financial Statements.

PENN VIRGINIA GP HOLDINGS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS – unaudited

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Cash flows from operating activities
Net income	$10,145	$17,966	$45,933	$39,687
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	18,702	17,851	54,783	51,971
Commodity derivative contracts:
Total derivative losses	11,020	3,667	12,604	14,235
Cash receipts (payments) to settle derivatives	(2,435)	(314)	(6,493)	4,135
Non-cash interest expense	1,633	1,416	4,243	3,149
Non-cash unit-based compensation	137	1,500	6,024	1,500
Equity earnings, net of distributions received	110	(1,386)	2,500	(2,456)
Other	(108)	(297)	(722)	(931)
Changes in operating assets and liabilities
Accounts receivable	(9,102)	1,342	1,828	15,379
Accounts payable	15,546	1,905	10,792	(11,491)
Accrued liabilities	8,946	619	13,725	3,881
Deferred income	4,695	896	5,423	(1,447)
Other asset and liabilities	(8,850)	(2,870)	(9,809)	(2,782)

Net cash provided by operating activities	50,439	42,295	140,831	114,830

Cash flows from investing activities
Acquisitions	(6)	(27,648)	(17,870)	(29,510)
Additions to property, plant and equipment	(33,240)	(11,523)	(57,973)	(43,781)
Other	315	300	985	872

Net cash used in investing activities	(32,931)	(38,871)	(74,858)	(72,419)

Cash flows from financing activities
Distributions to partners	(30,619)	(30,323)	(91,403)	(90,297)
Proceeds from issuance of senior notes	—	—	300,000	—
Proceeds from borrowings	44,000	52,000	110,000	93,000
Repayments of borrowings	(25,490)	(21,000)	(365,100)	(33,000)
Purchase of PVR limited partner units	—	—	(1,092)	—
Debt issuance costs and other	(10,430)	—	(19,177)	(9,258)

Net cash provided by (used in) financing activities	(22,539)	677	(66,772)	(39,555)

Net increase (decrease) in cash and cash equivalents	(5,031)	4,101	(799)	2,856
Cash and cash equivalents – beginning of period	23,546	17,093	19,314	18,338

Cash and cash equivalents – end of period	$18,515	$21,194	$18,515	$21,194

Supplemental disclosure:
Cash paid for interest	$3,931	$6,444	$15,327	$18,446

The accompanying notes are an integral part of these Consolidated Financial Statements.

PENN VIRGINIA GP HOLDINGS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – unaudited

September 30, 2010

1. Organization

Penn Virginia GP Holdings, L.P. (the “Partnership,” “we,” “us” or “our”) is a publicly traded Delaware limited partnership formed in June 2006 that owns three types of equity interests in Penn Virginia Resource Partners, L.P. (“PVR”), a publicly traded Delaware limited partnership. As of September 30, 2010, the equity interests are (1) a 2% general partner interest in PVR, which we hold through our 100% ownership interest in Penn Virginia Resource GP, LLC (“PVR GP”), PVR’s general partner, (2) all of the incentive distribution rights (“IDRs”) in PVR, which we hold through our 100% ownership interest in PVR’s general partner, and (3) an approximate 37% limited partner interest in PVR. With the IDRs, we receive an increasing percentage of PVR’s quarterly distributions of available cash from operating surplus after certain levels of cash distributions have been achieved. Our only cash generating assets consist of our equity interests in PVR. Due to our control of the general partner of PVR, the financial results of PVR are included in our Consolidated Financial Statements. However, PVR functions with a capital structure that is independent of ours, consisting of its own debt instruments and publicly traded common units.

On September 21, 2010, we announced that we entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among PVR, PVR GP, PVG GP, LLC (“PVG GP”) and PVR Radnor, LLC (“Merger Sub”), a wholly owned subsidiary of PVR, pursuant to which we and PVG GP, our general partner, will be merged into Merger Sub, with Merger Sub as the surviving entity (the “Merger”). Merger Sub will subsequently be merged into PVR GP with PVR GP being the surviving entity. In the transaction, our unitholders will receive consideration of 0.98 common units in PVR for each common unit in PVG, representing aggregate consideration of approximately 38.3 million common units in PVR. Pursuant to the Merger Agreement and the Fourth Amended and Restated Agreement of Limited Partnership of PVR, the incentive distribution rights held by PVR’s general partner will be extinguished, the 2.0% general partner interest in PVR held by PVR’s general partner will be converted into a noneconomic interest and approximately 19.6 million common units in PVR owned by PVG will be cancelled.

The terms of the Merger Agreement were unanimously approved by our conflicts committee, comprised of independent directors, of the board of directors of our general partner, by the board of directors of our general partner, by the PVR conflicts committee, comprised of independent directors, of the board of directors of PVR’s general partner, and by the board of directors of PVR’s general partner (in each case with the chief executive officer of each general partner recusing himself from the board of directors approvals).

Pursuant to the Merger Agreement, we agreed to support the Merger by, among other things, voting our PVR common units in favor of the Merger and against any transaction that, among other things, would materially delay or prevent the consummation of the Merger. The agreement to support automatically terminates if the conflicts committee of the board of directors or the board of directors of our general partner changes its recommendation to our unitholders with respect to the Merger or the conflicts committee of the board of directors or the board of directors of PVR’s general partner changes its recommendation to PVR’s unitholders with respect to the Merger.

After the Merger, the board of directors of PVR’s general partner, PVR GP, is expected to consist of nine members, six of whom are expected to be the existing members of the PVR board and three of whom are expected to be the three existing members of the conflicts committee of the board of directors of our general partner.

The Merger Agreement is subject to customary closing conditions including, among other things, (i) approval by the affirmative vote of the holders of a majority of our common units outstanding and entitled to vote at a meeting of the holders of our common units, (ii) approval by the affirmative vote of the holders of a majority of PVR’s common units outstanding and entitled to vote at a meeting of the holders of PVR’s common units, (iii) receipt of applicable regulatory approvals, (iv) the effectiveness of a registration statement on Form S-4 with respect to the issuance of our common units in connection with the Merger, (v) receipt of certain tax opinions, (vi) approval for listing PVR’s common units to be issued in connection with the Merger on the New York Stock Exchange and (vii) the execution of PVR’s Fourth Amended and Restated Agreement of Limited Partnership.

We will be considered the surviving consolidated entity for accounting purposes, while PVR will be the surviving consolidated entity for legal and reporting purposes. The Merger will be accounted for as an equity transaction. Therefore, the changes in our ownership interest as a result of the Merger will not result in gain or loss recognition.

PENN VIRGINIA GP HOLDINGS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – unaudited—(Continued)

September 30, 2010

PVR currently conducts operations in two business segments: (i) coal and natural resource management and (ii) natural gas midstream.

We, through our ownership of the general partner of PVR, manage the operations and activities of PVR. PVR’s personnel are employees of PVR Services LLC, an affiliate of PVG. PVR’s general partner is liable for all of PVR’s debts (to the extent not paid from PVR’s assets), except for indebtedness or other obligations that are made specifically non-recourse to us.

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

2. Basis of Presentation

Our Consolidated Financial Statements include the accounts of the Partnership, PVR and all of PVR’s wholly owned subsidiaries. Investments in non-controlled entities over which we exercise significant influence are accounted for using the equity method. Intercompany balances and transactions have been eliminated in consolidation. Our Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America. These statements involve the use of estimates and judgments where appropriate. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of our Consolidated Financial Statements have been included. Our Consolidated Financial Statements should be read in conjunction with our consolidated financial statements and footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2009. Operating results for the three and nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

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

PENN VIRGINIA GP HOLDINGS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – unaudited—(Continued)

September 30, 2010

Our financial instruments that are subject to fair value disclosure consist of cash and cash equivalents, accounts receivable, accounts payable, derivatives and long-term debt. At September 30, 2010, the carrying values of all of these financial instruments, except the long-term debt with fixed interest rates, approximated fair value. The fair value of floating-rate debt approximates the carrying amount because the interest rates paid are based on short-term maturities. The fair value of our fixed-rate long-term debt is estimated based on the published market prices for the same or similar issues. As of September 30, 2010, the fair value of our fixed-rate debt was $311.3 million.

Recurring Fair Value Measurements

Certain assets and liabilities, including PVR’s derivatives, are measured at fair value on a recurring basis in our Consolidated Balance Sheet. The following tables summarize the valuation of our assets and liabilities for the periods presented:

		Fair Value Measurements at September 30, 2010, Using
Description	Fair Value Measurements at September 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Interest rate swap liabilities – current	$(7,720)	—	$(7,720)	—
Interest rate swap liabilities – noncurrent	(3,020)	—	(3,020)	—
Commodity derivative assets – current	148	—	148	—
Commodity derivative assets – noncurrent	6	—	6	—
Commodity derivative liabilities – current	(5,710)	—	(5,710)	—
Commodity derivative liabilities – noncurrent	(1,230)	—	(1,230)	—

Total	$(17,526)	$—	$(17,526)	$—

		Fair Value Measurements at December 31, 2009, Using
Description	Fair Value Measurements at December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap assets – noncurrent	$1,266	$—	$1,266	$—
Interest rate swap liabilities – current	(7,710)	—	(7,710)	—
Interest rate swap liabilities – noncurrent	(3,241)	—	(3,241)	—
Commodity derivative assets – current	1,331	—	1,331	—
Commodity derivative assets – noncurrent	18	—	18	—
Commodity derivative liabilities – current	(3,541)	—	(3,541)	—
Commodity derivative liabilities – noncurrent	(1,044)	—	(1,044)	—

Total	$(12,921)	$—	$(12,921)	$—

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

September 30, 2010

4. Derivative Instruments

PVR Natural Gas Midstream Segment Commodity Derivatives

PVR determines the fair values of its derivative agreements using third-party quoted forward prices for the respective commodities as of the end of the reporting period and discount rates adjusted for the credit risk of PVR’s counterparties if the derivative is in an asset position and PVR’s own credit risk if the derivative is in a liability position. The following table sets forth PVR’s commodity derivative positions as of September 30, 2010:

	Average Volume Per				Weighted Average Price		Fair Value at September 30, 2010
	Day		Swap Price		Put	Call
							(in thousands)
Crude oil collar	(barrels	)			(per barrel)
Fourth quarter 2010	750				$70.00	$81.25	$(177)

Crude oil collar	(barrels	)			(per barrel)
Fourth quarter 2010	1,000				$68.00	$80.00	$(309)

Natural gas purchase swap	(MMBtu	)	(MMBtu	)
Fourth quarter 2010	7,100		$5.885				$(1,264)

NGL – natural gasoline collar	(gallons	)			(per gallon)
Fourth quarter 2010	42,000				$1.55	$2.03	$(25)

NGL – natural gasoline collar	(gallons	)			(per gallon)
First quarter 2011 through fourth quarter 2011	95,000				$1.57	$1.94	$(2,020)

Crude oil collar	(barrels	)			(per barrel)
First quarter 2011 through fourth quarter 2011	400				$75.00	$98.50	$155

Natural gas purchase swap	(MMBtu	)	(MMBtu	)
First quarter 2011 through fourth quarter 2011	6,500		$5.796				$(3,146)

PVR Interest Rate Swaps

PVR has entered into interest rate swaps (the “PVR Interest Rate Swaps”) to establish fixed interest rates on a portion of the outstanding borrowings under its revolving credit facility (the “PVR Revolver”). The following table sets forth the positions of the PVR Interest Rate Swaps for the periods presented:

	Notional Amounts (in millions)	Swap Interest Rates (1)		Fair Value
Term		Pay	Receive	September 30, 2010
March 2010 – December 2011	$250.0	3.37%	LIBOR	$(9,522)
December 2011 – December 2012	$100.0	2.09%	LIBOR	$(1,218)

(1)	References to LIBOR represent the 3-month rate.

PVR reported a (i) net derivative liability of $10.7 million at September 30, 2010 and (ii) gain in accumulated other comprehensive income (“AOCI”) of $0.1 million as of September 30, 2010 related to the PVR Interest Rate Swaps. In connection with periodic settlements, PVR reclassified a total of $1.1 million and $0.4 million of net hedging losses on the PVR Interest Rate Swaps from AOCI to interest expense and derivatives, respectively, during the nine months ended September 30, 2010. See the following “Financial Statement Impact of Derivatives” section for the impact of the PVR Interest Rate Swaps on our Consolidated Financial Statements.

PENN VIRGINIA GP HOLDINGS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – unaudited—(Continued)

September 30, 2010

Financial Statement Impact of Derivatives

The following table summarizes the effects of PVR’s derivative activities, as well as the location of the gains and losses, on our Consolidated Statements of Income for the periods presented:

	Location of gain (loss) on derivatives recognized in income	Three Months Ended September 30,		Nine Months Ended September 30,

		2010	2009	2010	2009
Derivatives not designated as hedging instruments:
Interest rate contracts (1)	Interest expense	—	(857)	(1,090)	(2,600)
Interest rate contracts	Derivatives	(2,568)	(3,947)	(7,739)	(3,251)
Commodity contracts	Derivatives	(8,452)	1,137	(3,775)	(8,754)

Total decrease in net income resulting from derivatives		$(11,020)	$(3,667)	$(12,604)	$(14,605)

Realized and unrealized derivative impact:
Cash received (paid) for commodity and interest rate contract settlements	Derivatives	(2,435)	(314)	(6,493)	4,135
Cash paid for interest rate contract settlements	Interest expense	—	—	—	(370)
Unrealized derivative losses (2)		(8,585)	(3,353)	(6,111)	(18,370)

Total decrease in net income resulting from derivatives		$(11,020)	$(3,667)	$(12,604)	$(14,605)

(1)	This activity represents PVR Interest Rate Swap amounts reclassified out of AOCI and into earnings.
(2)	This activity represents unrealized gains in the natural gas midstream, cost of gas purchased, interest expense and derivatives captions on our Consolidated Statements of Income.

The following table summarizes the fair value of PVR’s derivative instruments, as well as the locations of these instruments, on our Consolidated Balance Sheets for the periods presented:

		Fair values as of September 30, 2010		Fair values as of December 31, 2009
	Balance Sheet Location	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Derivatives not designated as hedging instruments:
Interest rate contracts	Derivative assets/liabilities – current	$—	$7,720	$—	$7,710
Interest rate contracts	Derivative assets/liabilities – noncurrent	—	3,020	1,266	3,241
Commodity contracts	Derivative assets/liabilities – current	148	5,710	1,331	3,541
Commodity contracts	Derivative assets/liabilities – noncurrent	6	1,230	18	1,044

Total derivatives not designated as hedging instruments		$154	$17,680	$2,615	$15,536

Total fair value of derivative instruments		$154	$17,680	$2,615	$15,536

See Note 3 for a description of how the above-described financial instruments are valued.

As of September 30, 2010, neither PVR nor we own derivative instruments that were classified as fair value hedges or trading securities. In addition, as of September 30, 2010, neither PVR nor we owned derivative instruments containing credit risk contingencies.

5. Equity Investments

In accordance with the equity method of accounting, PVR recognized earnings of $6.5 million and $4.6 million for the nine months ended September 30, 2010 and 2009, with a corresponding increase in the investment. The joint ventures generally pay quarterly distributions on their cash flow. PVR received distributions of $9.0 million and $2.1 million for the nine months ended September 30, 2010 and 2009. Equity earnings related to PVR’s 50% interest in Coal Handling Solutions LLC are included in coal services revenues, and equity earnings related to PVR’s 25% interest in Thunder Creek Gas Services LLC and PVR’s 50% interest in Crosspoint Pipeline LLC are recorded in other revenues on the Consolidated Statements of Income. The equity investments for all joint ventures are included in the equity investments caption on the Consolidated Balance Sheets.

PENN VIRGINIA GP HOLDINGS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – unaudited—(Continued)

September 30, 2010

Summarized financial information of unconsolidated equity investments is as follows for the periods presented:

	September 30, 2010	December 31, 2009
Current assets	$38,535	$32,996
Noncurrent assets	$206,920	$214,463
Current liabilities	$7,674	$4,898
Noncurrent liabilities	$5,636	$5,392

	Nine Months Ended September 30,
	2010	2009
Revenues	$52,722	$46,514
Expenses	$25,438	$26,616
Net income	$27,284	$19,898

6. Long-term Debt

PVR Revolver

On August 13, 2010, PVR entered into an amended and restated secured credit agreement (the “PVR Revolver”) increasing its borrowing capacity under the PVR Revolver to $850 million. As of September 30, 2010, net of outstanding indebtedness of $365.0 million and letters of credit of $1.6 million, PVR had remaining borrowing capacity of $483.4 million on the PVR Revolver. The PVR Revolver matures August 13, 2015. The PVR Revolver includes a $10 million sublimit for the issuance of letters of credit and a $25 million sublimit for swingline borrowings. PVR has an option, upon the receipt of commitments from one or more of its lenders, to increase the commitments under the PVR Revolver by up to an additional $200 million, to a total of $1.05 billion. The PVR Revolver is available to provide funds for general partnership purposes, including working capital, capital expenditures, acquisitions and quarterly distributions. The interest rate under the PVR Revolver fluctuates based on the ratio of our total indebtedness-to-EBITDA. Interest is payable at the base rate plus an applicable margin ranging from 1.25% to 2.25% if PVR selects the base rate indebtedness option under the PVR Revolver or at a rate derived from LIBOR plus and applicable margin ranging from 2.25% to 3.25% if PVR selects the LIBOR-based indebtedness option.

The PVR Revolver contains customary affirmative and negative covenants. It requires that PVR abides by certain financial covenants, as follows: (i) a ratio of not more than 5.25 to 1.00 of Consolidated Total Indebtedness (as defined in the PVR Revolver) to Consolidated EBITDA (as defined in the PVR Revolver) for each of the four most recently completed fiscal quarters; (ii) a ratio of not more than 3.75 to 1.00 of Consolidated Secured Indebtedness (as defined in the PVR Revolver) to Consolidated EBITDA for each of the four most recently completed fiscal quarters; and (iii) a ratio of at least 2.50 to 1.00 of Consolidated EBITDA to Consolidated Interest Expense (as defined in the PVR Revolver) for each of the four most recently completed fiscal quarters. Each ratio is calculated as of the end of each fiscal quarter.

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

PENN VIRGINIA GP HOLDINGS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – unaudited—(Continued)

September 30, 2010

7. Noncontrolling Interests

The following table is a reconciliation of the carrying amount of partners’ capital attributable to us, partners’ capital attributable to the noncontrolling interests in PVR and total partners’ capital:

	Penn Virginia GP Holdings, L.P. Unitholders	Noncontrolling Interests	Total	Comprehensive Income (Loss)
Balance at December 31, 2009	$249,696	$235,907	$485,603
Distributions paid	(45,326)	(46,077)	(91,403)
Unit based compensation	—	6,024	6,024
Change in ownership	(13,173)	12,081	(1,092)
Comprehensive income:
Net income	27,262	18,671	45,933	45,933
Reclassification adjustments for derivative activities	585	919	1,504	1,504

Balances at September 30, 2010	$219,044	$227,525	446,569	$47,437

Balance at December 31, 2008	$269,542	$268,981	538,523
Distributions paid	(44,544)	(45,753)	(90,297)
Unit based compensation	—	1,500	1,500
Comprehensive income:
Net income	25,360	14,327	39,687	39,687
Unrealized losses on derivative activities	(196)	(310)	(506)	(506)
Reclassification adjustments for derivative activities	1,567	1,033	2,600	2,600

Balances at September 30, 2009	$251,729	$239,778	$491,507	$41,781

The following table discloses the net income attributable to Penn Virginia GP Holdings, L.P. and transfers to noncontrolling interests for the nine months ended September 30, 2010:

Net income attributable to PVG	$27,262
Transfer from noncontrolling interests
Adjustment in PVG partners’ capital for purchase of PVG units	(13,173)

Changes from net income attributable to PVG and transfers from noncontrolling interests	$14,089

8. Cash Distributions

The following table reflects the allocation of total cash distributions paid by us during the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
Unitholders	2010	2009	2010	2009
Public unitholders	$15,239	$3,419	$34,254	$10,257
Penn Virginia Corporation	—	11,429	11,072	34,287

Total cash distributions paid	$15,239	$14,848	$45,326	$44,544

Total cash distributions paid per unit	$0.39	$0.38	$1.16	$1.14

On November 19, 2010, we will pay a $0.39 per unit quarterly distribution to unitholders of record on November 15, 2010. This per unit distribution remains unchanged from the previous distribution paid in August 2010.

9. Related-Party Transactions

In June 2010, Penn Virginia Corporation (“PVA”) sold its remaining interest in PVG and as a result, PVA no longer owns any limited or general partner interests in us or PVR. As a result of the divestiture, the related party transactions noted below are now considered arm’s-length and no longer require separate disclosures. PVA and PVG executed a transition agreement covering the services of certain shared employees, aiding the transition of corporate and accounting functions that could continue until March 2011. Related party transactions included charges from PVA for certain corporate administrative expenses which are allocable to us and our subsidiaries. Other transactions involved subsidiaries of PVA related to the marketing of natural gas, gathering and processing of natural gas, and the purchase and sale of natural gas and NGLs in which we took title to the products. The Consolidated Statements of Income and Consolidated Balance Sheet amounts noted below represent related party transactions through June 7, 2010 (date of divestiture). Future periodic disclosure of amounts will be historical in nature.

PENN VIRGINIA GP HOLDINGS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – unaudited—(Continued)

September 30, 2010

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Consolidated Statements of Income:
Natural gas midstream revenues	$—	$16,221	$29,002	$59,585
Other income	$—	$298	$787	$1,069
Cost of gas purchased	$—	$15,147	$27,780	$56,376
General and administrative	$—	$1,658	$1,906	$4,974

	September 30, 2010	December 31, 2009
Consolidated Balance Sheets:
Accounts receivable	$—	$674
Accounts payable	$—	$1,816

10. Unit-Based Compensation

The Penn Virginia Resource GP, LLC Fifth Amended and Restated Long-Term Incentive Plan (the “PVR LTIP”) permits the grant of common units, deferred common units, restricted units and phantom units to employees and directors of its general partner and its affiliates. Common units and deferred common units granted under the PVR LTIP are immediately vested, and PVR recognizes compensation expense related to those grants on the grant date. Restricted units and phantom units granted under the PVR LTIP generally vest over a three-year period, with one-third vesting in each year, and PVR recognizes compensation expense related to those grants on a straight-line basis over the vesting period. These compensation expenses are recorded in the general and administrative expenses caption on our Consolidated Statements of Income. Through September 30, 2010, 232,819 phantom units were granted at a weighted average grant-date fair value of $22.85.

Because PVA’s divestiture of PVG was considered a change of control under the PVR LTIP, all unvested restricted and phantom units granted to employees performing services for the benefit of PVR were considered vested on the date of the divestiture. In total, 400,090 phantom units vested and an equal number of new common PVR units were issued on that date. The restrictions on approximately 36,000 restricted units were also lifted. In connection with the normal three-year vesting and this accelerated vesting of phantom and restricted units, PVR recognized non-cash compensation expense of 0.1 million and $7.2 million for the three and nine months ended September 30, 2010. Compensation expense of $1.1 million and $3.9 million was recognized for the three and nine months ended September 30, 2009.

The PVG GP, LLC Amended and Restated Long-Term Incentive Plan (the “PVG LTIP”) likewise permits the grant of common units, deferred common units, restricted units and phantom units to employees and directors of our general partner and affiliates. We recognized compensation expense of $0.2 million and $0.1 million for the three months ended September 30, 2010 and 2009, and $0.4 million and $0.3 million for the nine months ended September 30, 2010 and 2009 related to the granting of deferred common units under the PVG LTIP.

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

On September 27, 2010, a putative class action complaint was filed by a purported unitholder of us against us; our general partner; PVR; PVR GP; PVR Radnor, LLC (“MergerCo”) and our general partner’s directors in the Court of Chancery of the State of Delaware under the caption Israni v. Penn Virginia GP Holdings, L.P., et al., civil action no. 5851-CC. The

PENN VIRGINIA GP HOLDINGS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – unaudited—(Continued)

September 30, 2010

complaint alleges that certain of the defendants breached their fiduciary duties to our public unitholders in connection with the Merger by, among other things, accepting insufficient consideration and that PVR, PVR GP and MergerCo aided and abetted those breaches. Among other things, the complaint seeks an order: certifying a class consisting of all our public unitholders, preliminarily and permanently enjoining the consummation of the Merger, in the event the Merger is consummated, rescinding the Merger or awarding rescissory damages in an unspecified amount, directing defendants to account for the alleged damages sustained by our unitholders, and an award of attorneys’ fees and costs.

On September 29, 2010, a putative class action complaint was filed by a purported unitholder of us against us, our general partner, PVR, PVR GP, MergerCo and our general partner’s directors and an officer of our general partner in the Court of Chancery of the State of Delaware under the caption Rooney v. Penn Virginia GP Holdings, L.P., et al., civil action no. 5859-CC. The complaint alleges that certain of the defendants breached their fiduciary duties to our public unitholders in connection with the Merger by, among other things, accepting insufficient consideration and agreeing to preclusive deal protection devices and that PVR, PVR GP and our general partner aided and abetted those breaches. Among other things, the complaint seeks an order: certifying a class consisting of all our public unitholders, enjoining the consummation of the Merger, to the extent already implemented, rescinding the Merger or awarding rescissory damages in an unspecified amount, directing certain defendants to account for damages suffered by our unitholders, and an award of attorneys’ fees and costs.

On October 7, 2010, the Court of Chancery of the State of Delaware entered a stipulation and order consolidating the two actions described above under the caption In re Penn Virginia GP Holdings, L.P. Shareholder Litigation, C.A. No. 5851-CC, and designating the complaint filed in civil action no. 5851-CC as the operative complaint. Neither we nor the other defendants have yet answered or otherwise responded to the complaint in the consolidated action.

On October 1, 2010, a putative class action complaint was filed by a purported unitholder of us against us, PVR and certain of our general partner’s directors in the Court of Common Pleas of Delaware County, Pennsylvania under the caption Epoch v. Penn Virginia GP Holdings, L.P., et al. In the complaint, the plaintiff alleges that certain of the defendants breached their fiduciary duties to our public unitholders in connection with the Merger by, among other things, accepting insufficient consideration and engaging in a flawed process and that certain of the defendants aided and abetted those breaches. Among other things, the complaint seeks an order certifying a class consisting of all our public unitholders, enjoining the consummation of the Merger, rescinding the Merger, directing the board of directors of our general partner to obtain a transaction that is in the best interests of our unitholders and an award of attorneys’ fees and costs. Neither we nor the other defendants have yet answered or otherwise responded to the petition.

On October 6, 2010, a putative class action complaint was filed by a purported unitholder of us against us, our general partner, PVR, PVR GP, MergerCo and certain of our general partner’s officers and directors in the Court of Common Pleas of Delaware County, Pennsylvania under the caption Scheifele v. Shea, et al. In the complaint, the plaintiff alleges that certain of the defendants breached their fiduciary duties to our public unitholders in connection with the Merger by, among other things, means of an unfair process and an unfair price and that certain of the defendants aided and abetted those breaches. Among other things, the complaint seeks an order certifying a class consisting of all our public unitholders, enjoining the Merger preliminarily or permanently, rescinding the Merger, awarding damages and awarding attorneys’ fees and costs. Neither we nor the other defendants have yet answered or otherwise responded to the complaint.

Environmental Compliance

As of September 30, 2010 and December 31, 2009, PVR’s environmental liabilities were $0.9 and $1.0 million, which represents PVR’s best estimate of the liabilities as of those dates. PVR has reclamation bonding requirements with respect to certain unleased and inactive properties. Given the uncertainty of when a reclamation area will meet regulatory standards, a change in this estimate could occur in the future.

PENN VIRGINIA GP HOLDINGS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – unaudited—(Continued)

September 30, 2010

Mine Health and Safety Laws

There are numerous mine health and safety laws and regulations applicable to the coal mining industry. However, since PVR does not operate any mines and does not employ any coal miners, PVR is not subject to such laws and regulations. Accordingly, we have not accrued any related liabilities.

Customer Credit Risk

For the nine months ended September 30, 2010, two PVR natural gas midstream segment customers accounted for $86.5 million and $71.2 million, or 14% and 12%, of our total consolidated revenues. At September 30, 2010, 23% of our consolidated accounts receivable related to these customers.

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

PENN VIRGINIA GP HOLDINGS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – unaudited—(Continued)

September 30, 2010

The following tables present a summary of certain financial information relating to our segments for the periods presented:

	Revenues		Operating income
	Three Months Ended September 30,		Three Months Ended September 30,
	2010	2009	2010	2009
Coal and natural resource management	$40,408	$35,179	$26,374	$21,225
Natural gas midstream	182,421	120,446	5,956	6,591
Corporate and other	—	—	(637)	(879)

Consolidated totals	$222,829	$155,625	$31,693	$26,937

Interest expense			(10,639)	(6,505)
Other			111	344
Derivatives			(11,020)	(2,810)

Consolidated net income			$10,145	$17,966

	Additions to property and equipment		Depreciation, depletion & amortization
	Three Months Ended September 30,		Three Months Ended September 30,
	2010	2009	2010	2009
Coal and natural resource management	$169	$140	$7,440	$7,999
Natural gas midstream	33,077	39,031	11,262	9,852

Consolidated totals	$33,246	$39,171	$18,702	$17,851

	Revenues		Operating income
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Coal and natural resource management	$114,550	$108,575	$71,516	$66,532
Natural gas midstream	504,189	353,228	13,436	4,604
Corporate and other	—	—	(2,791)	(1,978)

Consolidated totals	$618,739	$461,803	$82,161	$69,158

Interest expense			(25,368)	(18,486)
Other			654	1,020
Derivatives			(11,514)	(12,005)

Consolidated net income			$45,933	$39,687

	Additions to property and equipment		Depreciation, depletion & amortization
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Coal and natural resource management	$18,283	$2,046	$22,145	$23,557
Natural gas midstream	57,560	71,245	32,638	28,414

Consolidated totals	$75,843	$73,291	$54,783	$51,971

	Total assets at
	September 30,	December 31,
	2010	2009
Coal and natural resource management	$586,957	$574,258
Natural gas midstream	662,062	633,802
Corporate and other	6,885	11,003

Consolidated totals	$1,255,904	$1,219,063

PENN VIRGINIA GP HOLDINGS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – unaudited—(Continued)

September 30, 2010

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

•	other risks set forth in our Annual Report on Form 10-K for the year ended December 31, 2009 and our most recent quarterly report on Form 10-Q for the quarter ended June 30, 2010.

PENN VIRGINIA GP HOLDINGS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – unaudited—(Continued)

September 30, 2010

Additional information concerning these and other factors can be found in our press releases and public periodic filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended December 31, 2009 and our most recent quarterly report on Form 10-Q for the quarter ended June 30, 2010. Many of the factors that will determine our future results are beyond the ability of management to control or predict. Readers should not place undue reliance on forward-looking statements, which reflect management’s views only as of the date hereof. We undertake no obligation to revise or update any forward-looking statements, or to make any other forward-looking statements, whether as a result of new information, future events or otherwise.

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition and results of operations of Penn Virginia GP Holdings, L.P. and its subsidiaries (the “we,” “us” or “our”) should be read in conjunction with our Consolidated Financial Statements and Notes thereto in Item 1. All dollar amounts presented in the tables that follow are in thousands unless otherwise indicated.

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

Overview of PVR’s Business

PVR is a publicly traded Delaware limited partnership formed in 2001 that is principally engaged in the management of coal and natural resource properties and the gathering and processing of natural gas in the United States.

Key Developments

During the three months ended September 30, 2010, the following general business developments and corporate actions had an impact, or will have impact, on the financial reporting of PVR’s results of operations. A discussion of these key developments follows:

Merger

On September 21, 2010, we announced that we entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among PVR, PVR GP, PVG GP and PVR Radnor, LLC (“Merger Sub”), a wholly owned subsidiary of PVR, pursuant to which we and PVG GP, our general partner, will be merged into Merger Sub, with Merger Sub as the surviving entity (the “Merger”). Merger Sub will subsequently be merged into PVRGP, with PVR GP being the surviving entity. In the transaction, our unitholders will receive consideration of 0.98 common units in PVR for each common unit in PVG, representing aggregate consideration of approximately 38.3 million common units in PVR. Pursuant to the Merger Agreement and the Fourth Amended and Restated Agreement of Limited Partnership of PVR, the incentive distribution rights held by PVR’s general partner will be extinguished, the 2.0% general partner interest in PVR held by PVR’s general partner will be converted into a noneconomic interest and approximately 19.6 million common units in PVR owned by PVG will be cancelled.

The terms of the Merger Agreement were unanimously approved by our conflicts committee, comprised of independent directors, of the board of directors of our general partner, by the board of directors of our general partner, by the PVR conflicts committee, comprised of independent directors, of the board of directors of PVR’s general partner, and by the board of directors of PVR’s general partner (in each case with the chief executive officer of each general partner recusing himself from the board of directors approvals).

Pursuant to the Merger Agreement, we agreed to support the Merger by, among other things, voting our PVR common units in favor of the Merger and against any transaction that, among other things, would materially delay or prevent the consummation of the Merger. The agreement to support automatically terminates if the conflicts committee of the board of directors or the board of directors of our general partner changes its recommendation to our unitholders with respect to the Merger or the conflicts committee of the board of directors or the board of directors of PVR’s general partner changes its recommendation to PVR’s unitholders with respect to the Merger.

After the Merger, the board of directors of PVR’s general partner, PVR GP, is expected to consist of nine members, six of whom are expected to be the existing members of the PVR board and three of whom are expected to be the three existing members of the conflicts committee of the board of directors of our general partner.

The Merger Agreement is subject to customary closing conditions including, among other things, (i) approval by the affirmative vote of the holders of a majority of our common units outstanding and entitled to vote at a meeting of the holders of our common units, (ii) approval by the affirmative vote of the holders of a majority of PVR’s common units outstanding and entitled to vote at a meeting of the holders of PVR’s common units, (iii) receipt of applicable regulatory approvals, (iv) the effectiveness of a registration statement on Form S-4 with respect to the issuance of our common units in connection with the Merger, (v) receipt of certain tax opinions, (vi) approval for listing PVR’s common units to be issued in connection with the Merger on the New York Stock Exchange and (vii) the execution of PVR’s Fourth Amended and Restated Agreement of Limited Partnership.

We will be considered the surviving consolidated entity for accounting purposes, while PVR will be the surviving consolidated entity for legal and reporting purposes. The Merger will be accounted for as an equity transaction. Therefore, the changes in our ownership interest as a result of the Merger will not result in gain or loss recognition.

2010 Commodity Prices

Coal royalties, which accounted for 87% of the PVR coal and natural resource management segment revenues for the three months ended September 30, 2010 and 85% for the same period in 2009, were higher as compared to 2009. The increase was attributed to increased production and higher realized coal royalty per ton primarily by the Central Appalachian region. The metallurgical market remains the driver behind this increase. PVR also continue to benefit from long-term contract prices our lessees previously negotiated with their customers.

With the exception of natural gas prices, which increased, the average commodity prices for crude oil and natural gas liquids, or NGLs, for the third quarter of 2010 decreased from levels experienced in the second quarter of 2010. However, all commodity prices increased for the nine months ended September 30, 2010 compared to the same period of 2009.

Revenues, profitability and the future rate of growth of PVR’s natural gas midstream segment are highly dependent on market demand and prevailing NGL and natural gas prices. Historically, changes in the prices of most NGL products have generally correlated with changes in the price of crude oil. NGL and natural gas prices have been subject to significant volatility in recent years in response to changes in the supply and demand for NGL products and natural gas market demand. As part of PVR’s risk management strategy, PVR uses derivative financial instruments to economically hedge NGLs sold and natural gas purchased. PVR’s derivative financial instruments include costless collars and swaps. Based upon current volumes, PVR has entered into hedging arrangements covering approximately 56% and 54% of its commodity-sensitive volumes in 2010 and 2011. PVR generally targets hedging 50% to 60% of its commodity-sensitive volumes covering a two-year period.

PVR Midstream Marcellus Shale Construction

Construction efforts continue in Pennsylvania as we work toward building and operating gas gathering pipelines and compression facilities servicing natural gas producers in the Marcellus Shale development. The Wyoming county project became operational during June, while projects targeting parts of Lycoming, Tioga and Bradford counties in central Pennsylvania have moved forward.

PVR Revolver Amendment

On August 13, 2010, PVR entered into an amended and restated secured credit agreement (the “PVR Revolver”) increasing its borrowing capacity under the PVR Revolver to $850 million. As of September 30, 2010, net of outstanding indebtedness of $365.0 million and letters of credit of $1.6 million, PVR had remaining borrowing capacity of $483.4 million on the PVR Revolver. The PVR Revolver matures August 13, 2015. The PVR Revolver includes a $10 million sublimit for the issuance of letters of credit and a $25 million sublimit for swingline borrowings. PVR has an option, upon the receipt of commitments from one or more of its lenders, to increase the commitments under the PVR Revolver by up to an additional $200 million, to a total of $1.05 billion. The PVR Revolver is available to provide funds for general partnership purposes, including working capital, capital expenditures, acquisitions and quarterly distributions. The interest rate under the PVR Revolver fluctuates based on the ratio of PVR’s total indebtedness-to-EBITDA. Interest is payable at base rate plus an applicable margin ranging from 1.25% to 2.25% if PVR selects the base rate indebtedness option under the PVR Revolver or at a rate derived from LIBOR plus and applicable margin ranging from 2.25% to 3.25% if PVR selects the LIBOR-based indebtedness option.

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

Cash Flows

The following table summarizes our statements of cash flows for the periods presented:

	Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities:
Net income	$45,933	$39,687
Adjustments to reconcile net income to net cash provided by operating activities (summarized)	72,939	71,603
Net changes in operating assets and liabilities	21,959	3,540

Net cash provided by operating activities	140,831	114,830
Net cash used in investing activities	(74,858)	(72,419)
Net cash used in financing activities	(66,772)	(39,555)

Net increase (decrease) in cash and cash equivalents	$(799)	$2,856

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

The overall increase in net cash provided by operating activities in the nine months ended September 30, 2010 as compared to the same period in 2009 was driven by an increase in the natural gas midstream segment’s gross margin and higher coal and natural resource management revenues due to higher realized royalty per ton. These increases were offset by increased derivative settlements paid.

Cash Flows From Investing Activities

We do not own any property, plant and equipment on a stand-alone basis, nor did we have investing activities on a stand-alone basis for the nine months ended September 30, 2010 and 2009. Net cash used by PVR in investing activities were primarily for capital expenditures. The following table sets forth PVR’s capital expenditures programs, including accruals, for the periods presented:

	Nine Months Ended September 30,
	2010	2009
Coal and natural resource management
Acquisitions	$17,870	$1,996
Other property and equipment expenditures	484	50

Total	18,354	2,046

Natural gas midstream
Expansion capital expenditures	53,011	59,403
Other property and equipment expenditures	9,873	6,067

Total	62,884	65,470

Total capital expenditures	$81,238	$67,516

PVR’s capital expenditures for the nine months ended September 30, 2010 and 2009 consisted primarily of natural gas midstream expansion capital used to increase its operational footprint in its Panhandle System and Marcellus Shale systems. The coal and natural resource management segment acquired 10 million tons of coal in Northern Appalachia for $17.7 million.

Cash Flows From Financing Activities

During the nine months ended September 30, 2010, PVR incurred $19.0 million of debt issuance costs related to the issuance of the $300 million PVR Senior Notes and for the amended and restated PVR Revolver. The borrowings during both the nine months ended September 30, 2010 and 2009 were used to finance acquisition and expansion projects.

Certain Non-GAAP Financial Measures

We use non-GAAP (Generally Accepted Accounting Principles) measures to evaluate our business and performance. None of these measures should be considered an alternative to, or more meaningful than, net income, operating income, cash flows from operating activities or any other measure of financial performance or liquidity presented in accordance with GAAP, or as indicators of our operating performance or liquidity.

The following tables present the calculation of distributable cash to PVG and reconciliation of net income attributable to PVG with respect to the periods presented:

	Three Months Ended		Nine Months Ended
Calculation of Non-GAAP “Distributable cash”	September 30,		September 30,
	2010 (a)	2009	2010 (a)	2009
Distributable cash:
Cash distributions received from PVR associated with:
2% general partner interest	$502	$497	$1,501	$1,491
General partner incentive distribution rights	6,093	6,035	18,231	18,105
PVR common units	9,230	9,206	27,667	27,618

Total cash received from PVR	15,825	15,738	47,399	47,214

Deduct: Net expenses of PVG on a stand-alone basis (b)	(629)	(858)	(2,752)	(1,927)
Cash reserve for working capital	43	(32)	1,070	(743)

Distributable cash (c)	$15,239	$14,848	$45,717	$44,544

Cash distributions to be paid to partners of PVG
To Penn Virginia Corporation	$—	$7,629	$3,443	$30,487
To public unitholders	15,239	7,219	42,274	14,057

Total cash distributions to be paid	$15,239	$14,848	$45,717	$44,544

Distribution per limited partner unit (paid in subsequent period)	$0.39	$0.38	$1.17	$1.14

Weighted-average units outstanding, basic and diluted	39,075	39,075	39,075	39,075

Reconciliation of GAAP “Net income” to Non-GAAP “Net income as adjusted”
Net income attributable to PVG	$7,281	$10,172	$27,262	$25,360
Adjustments for derivatives:
Derivative losses included in net income	11,020	3,667	12,604	14,235
Cash receipts (payments) to settle derivatives for period	(2,435)	(314)	(6,493)	4,135
Impact of adjustments on noncontrolling interests (d)	(3,376)	(2,115)	(2,344)	(6,631)

Net income attributable to PVG, as adjusted (e)	$12,490	$11,410	$31,029	$37,099

Net income attributable to PVG, as adjusted, per limited partner unit, basic and diluted	$0.32	$0.29	$0.79	$0.95

(a)	The three months ended September 30, 2010 column represents cash distributions expected to be received from PVR and cash distributions expected to be paid to our unitholders in November 2010.
(b)	Estimated net expenses of PVG, which represent general and administrative expenses, partially offset by interest income.
(c)	Distributable cash represents cash distributions received from PVR, minus our net expenses, minus cash reserve for working capital. Distributable cash is presented because we believe it is a useful adjunct to net income under GAAP. Distributable cash is a significant liquidity metric which is an indicator of our ability to pay quarterly cash distributions to our limited partners. Distributable cash is also the quantitative standard used throughout the investment community with respect to publicly traded partnerships. Distributable cash is not a measure of financial performance under GAAP and should not be considered as an alternative to cash flows from operating, investing or financing activities, as an indicator of cash flows, as a measure of liquidity or as an alternative to net income.
(d)	Noncontrolling interests in net income adjusts for the effects of incentive distribution rights and reflects the noncontrolling interests percentage of net income. The ratio of net income and net income attributable to noncontrolling interests calculated on a GAAP basis was used to estimate the impact of adjustments on noncontrolling interests. A pro forma calculation of net income attributable to noncontrolling interests was not performed.
(e)	Net income as adjusted represents net income adjusted to exclude the effects of non-cash changes in the fair value of derivatives, and adjustments for an estimate of the related noncontrolling interests. We believe this presentation is commonly used by investors and professional research analysts in the valuation, comparison, rating and investment recommendations of companies in the natural gas midstream industry. We use this information for comparative purposes within the industry. Net income as adjusted is not a measure of financial performance under GAAP and should not be considered as a measure of liquidity or as an alternative to net income.

Sources of Liquidity

Long-Term Debt

As of September 30, 2010, we had no outstanding borrowings other than the borrowings of PVR discussed below, which are included in our Consolidated Financial Statements.

PVR Revolver. On August 13, 2010, PVR entered into an amended and restated secured credit agreement (the “PVR Revolver”) increasing its borrowing capacity under the PVR Revolver to $850 million. As of September 30, 2010, net of outstanding indebtedness of $365.0 million and letters of credit of $1.6 million, PVR had remaining borrowing capacity of $483.4 million on the PVR Revolver. The PVR Revolver matures August 13, 2015. The PVR Revolver includes a $10 million sublimit for the issuance of letters of credit and a $25 million sublimit for swingline borrowings. PVR has an option, upon the receipt of commitments from one or more of its lenders, to increase the commitments under the PVR Revolver by up to an additional $200 million, to a total of $1.05 billion. The PVR Revolver is available to provide funds for general partnership purposes, including working capital, capital expenditures, acquisitions and quarterly distributions. The interest rate under the PVR Revolver fluctuates based on the ratio of PVR’s total indebtedness-to-EBITDA. Interest is payable at base rate plus an applicable margin ranging from 1.25% to 2.25% if PVR selects the base rate indebtedness option under the PVR Revolver or at a rate derived from LIBOR plus and applicable margin ranging from 2.25% to 3.25% if PVR selects the LIBOR-based indebtedness option. The weighted average interest rate on borrowings outstanding under the PVR Revolver during the nine months ended September 30, 2010 was approximately 2.4%. PVR does not have a public rating for the PVR Revolver. As of September 30, 2010, PVR is in compliance with all of its covenants under the PVR Revolver.

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

PVR Interest Rate Swaps. PVR has entered into the PVR Interest Rate Swaps to establish fixed rates on a portion of the outstanding borrowings under the PVR Revolver. The following table sets forth the PVR Interest Rate Swap positions as of September 30, 2010:

	Notional Amounts	Swap Interest Rates (1)
Term	(in millions)	Pay	Receive
March 2010 – December 2011	$250.0	3.37%	LIBOR
December 2011 – December 2012	$100.0	2.09%	LIBOR

(1)	References to LIBOR represent the 3-month rate.

After considering the applicable margin of 2.50% in effect as of September 30, 2010 the total interest rate on the $250 million portion of the PVR Revolver borrowings covered by the PVR Interest Rate Swaps was 5.87% as of September 30, 2010.

Future Capital Needs and Commitments

Currently, we have no capital requirements. In the future, we may decide to facilitate PVR acquisitions and other capital expenditures by the issuance of debt or equity.

PVR believes that its remaining borrowing capacity under the PVR Revolver of approximately $483.4 million is sufficient to meet its aniticipated 2010 capital needs and commitments. PVR’s short-term cash requirements for operating expenses and quarterly distributions to us, as the owner of PVR’s general partner, and unitholders are expected to be funded through operating cash flows. In 2010, PVR anticipates making capital expenditures, excluding acquisitions, of approximately $134.0 million, including anticipated maintenance capital of $15.0 million to $17.5 million. The majority of the 2010 capital expenditures are expected to be incurred in the PVR natural gas midstream segment. PVR intends to fund these capital expenditures with a combination of operating cash flows and borrowings under the PVR Revolver. Long-term cash requirements for acquisitions and other capital expenditures are expected to be funded by operating cash flows, borrowings under the PVR Revolver and issuances of additional debt and equity securities if available under commercially acceptable terms.

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

Results of Operations

Consolidated Review

The following table presents summary consolidated results for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenues	$222,829	$155,625	$618,739	$461,803
Expenses	191,136	128,688	536,578	392,645

Operating income	31,693	26,937	82,161	69,158
Other income (expense)	(21,548)	(8,971)	(36,228)	(29,471)

Net income	$10,145	$17,966	$45,933	$39,687
Net income attributable to noncontrolling interests	(2,864)	(7,794)	(18,671)	(14,327)

Net income attributable to Penn Virginia GP Holdings, L.P.	$7,281	$10,172	$27,262	$25,360

The following table presents a summary of certain financial information relating to our segments for the periods presented:

	PVR Coal and Natural Resource Management	PVR Natural Gas Midstream	Corporate and Other	Consolidated
For the Nine Months Ended September 30, 2010:
Revenues	$114,550	$504,189	$—	$618,739
Cost of gas purchased	—	(415,111)	—	(415,111)
Operating costs and expenses	(20,889)	(43,004)	(2,791)	(66,684)
Depreciation, depletion and amortization	(22,145)	(32,638)	—	(54,783)

Operating income (loss)	$71,516	$13,436	$(2,791)	$82,161

For the Nine Months Ended September 30, 2009:
Revenues	$108,575	$353,228	$—	$461,803
Cost of gas purchased	—	(285,129)	—	(285,129)
Operating costs and expenses	(18,486)	(35,081)	(1,978)	(55,545)
Depreciation, depletion and amortization	(23,557)	(28,414)	—	(51,971)

Operating income (loss)	$66,532	$4,604	$(1,978)	$69,158

PVR Coal and Natural Resource Management Segment

Three Months Ended September 30, 2010 Compared with Three Months Ended September 30, 2009

The following table sets forth a summary of certain financial and other data for the PVR coal and natural resource management segment and the percentage change for the periods presented:

	Three Months Ended			% Change
	September 30,		Favorable (Unfavorable)
	2010	2009
Financial Highlights
Revenues
Coal royalties	$34,983	$29,821	$5,162	17%
Coal services	1,975	1,869	106	6%
Timber	1,437	1,582	(145)	(9%)
Oil and gas royalty	631	535	96	18%
Other	1,382	1,372	10	1%

Total revenues	40,408	35,179	5,229	15%

Expenses
Operating	2,908	2,435	(473)	(19%)
General and administrative	3,686	3,520	(166)	(5%)
Depreciation, depletion and amortization	7,440	7,999	559	7%

Total expenses	14,034	13,954	(80)	(1%)

Operating income	$26,374	$21,225	$5,149	24%

Other data

Coal royalty tons by region
Central Appalachia	4,805	4,594	211	5%
Northern Appalachia	828	563	265	47%
Illinois Basin	987	1,333	(346)	(26%)
San Juan Basin	1,910	1,897	13	1%

Total tons	8,530	8,387	143	2%

Coal royalties revenues by region
Central Appalachia	$25,868	$21,089	$4,779	23%
Northern Appalachia	2,177	1,065	1,112	104%
Illinois Basin	2,756	3,644	(888)	(24%)
San Juan Basin	4,182	4,023	159	4%

Total royalties	$34,983	$29,821	$5,162	17%

Coal royalties per ton by region ($/ton)
Central Appalachia	$5.38	$4.59	$0.79	17%
Northern Appalachia	2.63	1.89	0.74	39%
Illinois Basin	2.79	2.73	0.06	2%
San Juan Basin	2.19	2.12	0.07	3%

Average royatlies per ton	$4.10	$3.56	$0.54	15%

Revenues

Coal royalties revenues increased due to higher realized coal royalties per ton. Metallurgical coal is in high demand, driving up the price realized for metallurgical coal sales by our lessees in Central Appalachia.

Coal production increased slightly in the current period. The increase in the Central Appalachia was driven by the metallurgical coal market and lessees trying to meet the demand. The increase in Northern Appalachia is due to the timing of longwall operations on our property. These increases were offset by a decrease in production in the Illinois Basin. Poor mining conditions have lowered production in this region.

Expenses

Given the timing of certain operating costs (such as coal royalties paid, core hole drilling, etc.), operating expenses were higher in the third quarter of 2010 compared to the same quarter of 2009.

Depreciation, depletion and amortization (“DD&A”) expenses decreased for the comparative periods due to lower levels of timber harvesting.

Nine Months Ended September 30, 2010 Compared with Nine Months Ended September 30, 2009

The following table sets forth a summary of certain financial and other data for the PVR coal and natural resource management segment and the percentage change for the periods presented:

	Nine Months Ended September 30,		Favorable	% Change
	2010	2009	(Unfavorable)
Financial Highlights
Revenues
Coal royalties	$98,088	$90,448	$7,640	8%
Coal services	5,976	5,502	474	9%
Timber	4,488	4,355	133	3%
Oil and gas royalty	2,000	1,783	217	12%
Other	3,998	6,487	(2,489)	(38%)

Total revenues	114,550	108,575	5,975	6%

Expenses
Operating	7,670	7,211	(459)	(6%)
General and administrative	13,219	11,275	(1,944)	(17%)
Depreciation, depletion and amortization	22,145	23,557	1,412	6%

Total expenses	43,034	42,043	(991)	(2%)

Operating income	$71,516	$66,532	$4,984	7%

Other data

Coal royalty tons by region
Central Appalachia	13,746	13,902	(156)	(1%)
Northern Appalachia	2,935	2,680	255	10%
Illinois Basin	3,176	3,739	(563)	(15%)
San Juan Basin	5,788	5,553	235	4%

Total tons	25,645	25,874	(229)	(1%)

Coal royalties revenues by region
Central Appalachia	$70,592	$63,964	$6,628	10%
Northern Appalachia	6,137	4,965	1,172	24%
Illinois Basin	8,685	9,747	(1,062)	(11%)
San Juan Basin	12,674	11,772	902	8%

Total royalties	$98,088	$90,448	$7,640	8%

Coal royalties per ton by region ($/ton)
Central Appalachia	$5.14	$4.60	$0.54	12%
Northern Appalachia	2.09	1.85	0.24	13%
Illinois Basin	2.73	2.61	0.12	5%
San Juan Basin	2.19	2.12	0.07	3%

Average royalties per ton	$3.82	$3.50	$0.32	9%

Revenues

Coal royalties revenues increased due to higher realized coal royalties per ton. Metallurgical coal is in high demand, driving up the price realized for metallurgical coal sales by our lessees in Central Appalachia.

Coal production slightly decreased due to lower longwall mining operations in the Central Appalachian region as operations moved onto adjacent reserves and the closure of a mine in the Illinois Basin due to adverse geological conditions. These production decreases were partially offset by production increases in the San Juan Basin resulting from the start up of a mine during 2009 and improved mining and market conditions. The Northern Appalachia region benefited from the timing of longwall operations on our property.

Other revenues decreased due to forfeited minimum rentals recognized in the first quarter of 2009 for a property that was not mined in the statutory time period.

Expenses

Given the timing of certain operating costs (such as coal royalties paid, core hole drilling, etc.), operating expenses were higher in 2010 compared to the same period of 2009.

General and administrative expense increased due to the accelerated vesting of equity compensation. PVA divested its interest in PVG during 2009 and 2010 and no longer owns any limited or general partner interests in PVR. Because the divestiture was considered a change of control under our long-term incentive plan, all unvested restricted and phantom units granted to employees performing services for the benefit of PVR were considered vested on the date the last PVG units were sold, June 7, 2010. In conjunction with the separation from PVA, we have incurred additional personnel and infrastructure costs, which have caused an increase in general and administrative expense.

DD&A expenses decreased for the comparative period due to lower levels of timber harvesting.

PVR Natural Gas Midstream Segment

Three Months Ended September 30, 2010 Compared with Three Months Ended September 30, 2009

The following table sets forth a summary of certain financial and other data for the PVR natural gas midstream segment and the percentage change for the periods presented:

	Three Months Ended September 30,		Favorable (Unfavorable)	% Change
	2010	2009
Financial Highlights
Revenues
Residue gas	$98,534	$62,801	$35,733	57%
Natural gas liquids	73,500	48,147	25,353	53%
Condensate	4,814	4,659	155	3%
Gathering, processing and transportation fees	3,359	2,836	523	18%

Total natural gas midstream revenues (1)	180,207	118,443	61,764	52%
Equity earnings in equity investment	1,639	1,597	42	3%
Producer services	575	406	169	42%

Total revenues	182,421	120,446	61,975	51%

Expenses
Cost of gas purchased (1)	151,657	92,355	(59,302)	(64%)
Operating	8,840	7,401	(1,439)	(19%)
General and administrative	4,706	4,247	(459)	(11%)
Depreciation and amortization	11,262	9,852	(1,410)	(14%)

Total operating expenses	176,465	113,855	(62,610)	(55%)

Operating income	$5,956	$6,591	$(635)	(10%)

Operating Statistics
System throughput volumes (MMcf)	36,233	29,811	6,422	22%
Daily throughput volumes (MMcfd)	394	324	70	22%

Gross margin	$28,550	$26,088	$2,462	9%
Cash impact of derivatives	(584)	1,993	(2,577)	(129%)

Gross margin, adjusted for impact of derivatives	$27,966	$28,081	$(115)	(0%)

Gross margin ($/Mcf)	$0.79	$0.88	$(0.09)	(10%)
Cash impact of derivatives ($/Mcf)	(0.02)	0.06	(0.08)	(133%)

Gross margin, adjusted for impact of derivatives ($/Mcf)	$0.77	$0.94	$(0.17)	(18%)

(1)	For the three months ended September 30, 2010, we recorded $15.1 million of natural gas midstream revenues and $15.1 million for the cost of gas purchased related to the purchase of natural gas from Penn Virginia Oil & Gas, L.P (a subsidiary of PVA and considered a related party up to June 7, 2010) and the subsequent sale of that gas to third parties. We take title to the gas prior to transporting it to third parties. These transactions do not impact the gross margin.

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

The gross margin increase was a result of higher system throughput and processed volumes, as well as higher commodity pricing and higher fractionation, or frac, spreads. Frac spreads are the difference between the price of

NGLs sold and the cost of natural gas purchased on a per MMBtu basis. Offsetting the higher volumes and commodity prices was a change in contract mix. We process gas under three general types of contracts (gas purchase/keep whole contracts, percentage-of-proceeds contracts, and fee-based arrangements). These contracts are more fully described in our Annual Report on Form 10-K for the year ended December 31, 2009. New gas volumes being added to our systems by producers are under percentage of proceeds contracts. The result of this is a relative decrease in gas purchase/keep whole contracts, meaning that we are sharing more of the processing margin with our producers. This translates into a lower unit margin realized on system volumes.

We generated a majority of our gross margin from contractual arrangements under which the gross margin is exposed to increases and decreases in the price of natural gas and NGLs. As part of our risk management strategy, we use derivative financial instruments to economically hedge NGLs sold and natural gas purchased. On a per Mcf basis, adjusted for the impact of our commodity derivative instruments, our gross margin decreased by $0.17, or 18% percent as compared to the three months ended September 30, 2009. This decrease was moderately impacted by commodity derivatives as a result of higher commodity prices during the third quarter of 2010.

Expenses

Operating expenses increased due to prior and current years’ expansion projects and acquisitions. The related costs of these facilities include increased costs for compressor rentals, utilities and property tax.

In conjunction with the separation from PVA, we have incurred additional personnel and infrastructure costs, which have caused an increase in general and administrative expense.

Depreciation and amortization expenses increased primarily due to acquisitions and capital expansions on the Panhandle System, including the Sweetwater plant acquisition and Spearman plant construction.

Nine Months Ended September 30, 2010 Compared with Nine Months Ended September 30, 2009

The following table sets forth a summary of certain financial and other data for the PVR natural gas midstream segment and the percentage change for the periods presented:

	Nine Months Ended September 30,		Favorable (Unfavorable)	% Change
	2010	2009
Financial Highlights
Revenues
Residue gas	$270,763	$211,165	$59,598	28%
Natural gas liquids	199,320	117,670	81,650	69%
Condensate	17,863	11,507	6,356	55%
Gathering, processing and transportation fees	9,416	8,540	876	10%

Total natural gas midstream revenues (1)	497,362	348,882	148,480	43%
Equity earnings in equity investment	4,919	3,345	1,574	47%
Producer services	1,908	1,001	907	91%

Total revenues	504,189	353,228	150,961	43%

Expenses
Cost of gas purchased (1)	415,111	285,129	(129,982)	(46%)
Operating	24,647	22,085	(2,562)	(12%)
General and administrative	18,357	12,996	(5,361)	(41%)
Depreciation and amortization	32,638	28,414	(4,224)	(15%)

Total operating expenses	490,753	348,624	(142,129)	(41%)

Operating income	$13,436	$4,604	$8,832	192%

Operating Statistics
System throughput volumes (MMcf)	93,120	93,433	(313)	(0%)
Daily throughput volumes (MMcfd)	341	342	(1)	(0%)

Gross margin	$82,251	$63,753	$18,498	29%
Cash impact of derivatives	(225)	9,162	(9,387)	(102%)

Gross margin, adjusted for impact of derivatives	$82,026	$72,915	$9,111	12%

Gross margin ($/Mcf)	$0.88	$0.68	$0.20	29%
Cash impact of derivatives ($/Mcf)	—	0.10	(0.10)	(100%)

Gross margin, adjusted for impact of derivatives ($/Mcf)	$0.88	$0.78	$0.10	13%

(1)	For the period of January 1 through June 7, 2010 and for the nine months ended September 30, 2009, we recorded $27.8 million and $56.4 million of natural gas midstream revenues and $27.8 million and $56.4 million for the cost of gas purchased related to the purchase of natural gas from Penn Virginia Oil & Gas, L.P (a subsidiary of PVA and considered a related party up to June 7, 2010) and the subsequent sale of that gas to third parties. We take title to the gas prior to transporting it to third parties. These transactions do not impact the gross margin.

The gross margin increase was a result of higher commodity pricing and higher frac spreads. System throughput volumes for the comparative periods were relatively flat. Offsetting the increased margins to some extent was a change in contract mix. As discussed previously, new gas being added to our systems by producers are done so primarily under percentage of proceeds contracts. The result of this is a relative decrease in gas purchase/keep whole contracts, meaning that we are sharing more of the processing margin with our producers.

We generated a majority of our gross margin from contractual arrangements under which the gross margin is exposed to increases and decreases in the price of natural gas and NGLs. As part of our risk management strategy, we use derivative financial instruments to economically hedge NGLs sold and natural gas purchased. On a per Mcf basis, adjusted for the impact of our commodity derivative instruments, our gross margin increased by $0.10, or 13% as compared to the nine months ended September 30, 2009. This favorable increase was moderately impacted by commodity derivatives as a result of higher commodity prices during 2010.

Revenues Other Than Gross Margin

Equity earnings in equity investment have grown due to mainline volume increases in the Powder River Basin. Producer services revenues increased due to the relative increase in commodity prices.

Expenses

Operating expenses increased due to prior and current years’ expansion projects and acquisitions. The related costs of these facilities include increased costs for compressor rentals, utilities and property tax.

General and administrative expense increased due to the accelerated vesting of equity compensation. PVA divested its interest in PVG during 2009 and 2010 and no longer owns any limited or general partner interests in PVR. Because the divestiture was considered a change of control under our long-term incentive plan, all unvested restricted and phantom units granted to employees performing services for the benefit of PVR were considered vested on the date the last PVG units were sold, June 7, 2010. In conjunction with the separation from PVA, we have incurred additional personnel and infrastructure costs, which have caused an increase in general and administrative expense.

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

Other

Our other results consist of interest expense and derivative gains and losses. The following table sets forth a summary of certain financial data for our other results for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Operating income	$31,693	$26,937	$82,161	$69,158
Other income (expense)
Interest expense	(10,639)	(6,505)	(25,368)	(18,486)
Other	111	344	654	1,020
Derivatives	(11,020)	(2,810)	(11,514)	(12,005)

Net income	$10,145	$17,966	$45,933	$39,687

Interest Expense. Interest expense is comprised of the following for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
Source	2010	2009	2010	2009
Interest on Revolver	$2,889	$4,233	$9,518	$12,963
Interest on Senior Notes	6,188	—	10,588	—
Debt issuance costs and other	1,633	1,415	4,243	3,149
Interest rate swaps	—	857	1,090	2,600
Capitalized interest	(71)	—	(71)	(226)

Total interest expense	$10,639	$6,505	$25,368	$18,486

Interest expense for the three and nine months ended September 30, 2010 has increased compared to the same periods in 2009. These increases are due to the issuance of the PVR Senior Notes bearing an interest rate of 8.25% offset by lower levels of PVR Revolver debt bearing interest at levels of 2.0% to 3.0% over the comparable period. Debt issuance costs have also increased related to PVR Revolver changes in March 2009, the issuance of the PVR Senior Notes in April 2010 and the amendment and restatement of the PVR Revolver in August 2010.

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

PVR’s derivative activity for the periods presented is summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
PVR Interest Rate Swap unrealized derivative loss	$(303)	$(1,640)	$(1,057)	$1,776
PVR Interest Rate Swap realized derivative loss	(1,851)	(2,307)	(6,268)	(5,027)
PVR Interest Rate Swap other comprehensive income reclass	(414)	—	(414)	—
Natural gas midstream commodity unrealized derivative loss	(7,868)	(856)	(3,550)	(17,916)
Natural gas midstream commodity realized derivative gain	(584)	1,993	(225)	9,162

Total derivative loss	$(11,020)	$(2,810)	$(11,514)	$(12,005)

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

As of September 30, 2010 and December 31, 2009, PVR’s environmental liabilities were $0.9 million and $1.0 million, which represents PVR’s best estimate of the liabilities as of those dates related to its coal and natural resource management and natural gas midstream businesses. PVR has reclamation bonding requirements with respect to certain unleased and inactive properties. Given the uncertainty of when a reclamation area will meet regulatory standards, a change in this estimate could occur in the future.

Critical Accounting Estimates

The process of preparing financial statements in accordance with accounting principles generally accepted in the United States of America requires our management to make estimates and judgments regarding certain items and transactions. It is possible that materially different amounts could be recorded if these estimates and judgments change or if the actual results differ from these estimates and judgments. Our most critical accounting estimates which involve the judgment of our management were fully disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009 and remained unchanged as of September 30, 2010.

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

Price Risk

PVR’s price risk management program permits the utilization of derivative financial instruments (such as futures, forwards, option contracts and swaps) to seek to mitigate the price risks associated with fluctuations in natural gas, NGL and crude oil prices as they relate to the PVR natural gas midstream segment. The derivative financial instruments are placed with major financial institutions that PVR believes are of acceptable credit risk. The fair values of PVR’s derivative financial instruments are significantly affected by fluctuations in the prices of natural gas, NGLs and crude oil.

At September 30, 2010, PVR reported a net commodity asset liability related to the PVR natural gas midstream segment of $6.8 million that is with five counterparties and is substantially concentrated with two of those counterparties. This concentration may impact PVR’s overall credit risk, either positively or negatively, in that these counterparties may be similarly affected by changes in economic or other conditions. PVR neither paid nor received collateral with respect to its derivative positions. No significant uncertainties related to the collectability of amounts owed to PVR exist with regard to these counterparties.

For the three and nine months ended September 30, 2010, PVR reported net derivative losses of $11.0 million and $11.5 million, respectively. Because PVR no longer uses cash flow hedge accounting for its commodity derivatives, we recognize changes in fair value in earnings currently in the derivatives caption on the Consolidated Statements of Income. PVR has experienced and could continue to experience significant changes in the estimate of derivative gains or losses recognized due to fluctuations in the value of its commodity derivative contracts. PVR’s results of operations are affected by the volatility of unrealized gains and losses and changes in fair value, which fluctuate with changes in natural gas, crude oil and NGL prices. These fluctuations could be significant in a volatile pricing environment. See Note 4 to the Consolidated Financial Statements for a further description of our derivatives program.

The following table lists PVR’s commodity derivative agreements and their fair values as of September 30, 2010:

	Average Volume Per Day						Fair Value at September 30, 2010
					Weighted Average Price
			Swap Price		Put	Call
							(in thousands)
Crude oil collar	(barrels	)			(per barrel)
Fourth quarter 2010	750				$70.00	$81.25	$(177)

Crude oil collar	(barrels	)			(per barrel)
Fourth quarter 2010	1,000				$68.00	$80.00	$(309)

Natural gas purchase swap	(MMBtu	)	(MMBtu	)
Fourth quarter 2010	7,100		$5.885				$(1,264)

NGL—natural gasoline collar	(gallons	)			(per gallon)
Fourth quarter 2010	42,000				$1.55	$2.03	$(25)

NGL—natural gasoline collar	(gallons	)			(per gallon)
First quarter 2011 through fourth quarter 2011	95,000				$1.57	$1.94	$(2,020)

Crude oil collar	(barrels	)			(per barrel)
First quarter 2011 through fourth quarter 2011	400				$75.00	$98.50	$155

Natural gas purchase swap	(MMBtu	)	(MMBtu	)
First quarter 2011 through fourth quarter 2011	6,500		$5.796				$(3,146)

							($6,786)

PVR estimates that a $5.00 per barrel increase in the crude oil price would decrease the fair value of PVR’s crude oil collars by $1.0 million. PVR estimates that a $5.00 per barrel decrease in the crude oil price would increase the fair value of PVR’s crude oil collars by $0.8 million. PVR estimates that a $1.00 per MMBtu increase in the natural gas price would increase the fair value of PVR’s natural gas purchase swap by $2.8 million. PVR estimates that a $1.00 per MMBtu decrease in the natural gas price would decrease the fair value of PVR’s natural gas purchase swap by $2.8 million. PVR estimates that a $0.10 per gallon increase in the natural gasoline (anNGL) price would decrease the fair value of PVR’s natural gasoline collar by $2.6 million. PVR estimates that a $0.10 per gallon decrease in the natural gasoline price would increase the fair value of PVR’s natural gasoline collar by $2.4 million.

PVR estimates that, excluding the effects of derivative positions described above, for every $1.00 per MMBtu increase or decrease in the natural gas price, PVR’s natural gas midstream gross margin and operating income for the remainder of 2010 would increase or decrease by $0.2 million. In addition, PVR estimates that for every $5.00 per barrel increase or decrease in the crude oil price, PVR’s natural gas midstream gross margin and operating income for the remainder of 2010 would increase or decrease by $1.4 million. This assumes that natural gas prices, crude oil prices and inlet volumes remain constant at anticipated levels. These estimated changes in PVR’s gross margin and operating income exclude potential cash receipts or payments in settling these derivative positions.

Interest Rate Risk

As of September 30, 2010, PVR had $365.0 million of outstanding indebtedness under the PVR Revolver, which carries a variable interest rate throughout its term. PVR entered into the PVR Interest Rate Swaps to establish fixed interest rates on a portion of the outstanding borrowings under the PVR Revolver. From March 2010 to December 2011, the notional amounts of the PVR Interest Rate Swaps total $250.0 million, or 68% of PVR’s outstanding indebtedness under the PVR Revolver as of September 30, 2010, with PVR paying a weighted average fixed rate of 3.37% on the notional amount, and the counterparties paying a variable rate equal to the three-month LIBOR. From December 2011 to December 2012, the notional amounts of the PVR Interest Rate Swaps total $100.0 million, or 27% of PVR’s outstanding indebtedness under the PVR Revolver as of September 30, 2010, with PVR paying a weighted average fixed rate of 2.09% on the notional amount, and the counterparties paying a variable rate equal to the three-month LIBOR. The PVR Interest Rate Swaps extend one year past the current maturity of the PVR Revolver. A 1% increase in short-term interest rates on the floating rate debt outstanding under the PVR Revolver (net of amounts fixed through the PVR Interest Rate Swaps) as of September 30, 2010 would cost PVR approximately $1.1 million in additional interest expense per year.

Customer Credit Risk

We are exposed to the credit risk of PVR’s natural gas midstream customers and coal lessees. For the nine months ended September 30, 2010, two of PVR’s natural gas midstream segment customers accounted for $86.5 million and $71.2 million, or 14% and 12%, of our total consolidated revenues. At September 30, 2010, 23% of our consolidated accounts receivable related to these customers. No significant uncertainties related to the collectability of amounts owed to PVR exist in regard to these two natural gas midstream customers.

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

To mitigate the risks of nonperformance by its natural gas midstream customers, PVR performs ongoing credit evaluations of its existing customers. PVR monitors individual customer payment capability in granting credit arrangements to new customers by performing credit evaluations, seek to limit credit to amounts PVR believes the customers can pay and maintains reserves PVR believes are adequate to cover exposure for uncollectible accounts. As of September 30, 2010, no receivables were collateralized, and PVR had a $0.2 million allowance for doubtful accounts, of which the majority related to the PVR natural gas midstream segment.

Item 4	Controls and Procedures

(a)	Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we performed an evaluation of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of September 30, 2010. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported accurately and on a timely basis. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of September 30, 2010, such disclosure controls and procedures were effective.

(b)	Changes in Internal Control Over Financial Reporting

No changes were made in our internal control over financial reporting during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item I.	Legal Proceedings.

For information on legal proceedings, see Part I, Item 1, Financial Statements, Note 11, “Commitments and Contingencies” in the Notes to Unaudited Consolidated Financial Statements included in this quarterly report, which is incorporated into this item by reference.

Item IA.	Risk Factors.

The following risk factors should be read in conjunction with the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2009 and most recent quarterly report on Form 10-Q for the quarter ended June 30, 2010. The risk factors listed below are updates or additional risk factors to consider.

The market value of the stated consideration to our unitholders will be determined by the price of PVR’s common units, the value of which will decrease if the market value of PVR’s common units decreases, and our unitholders cannot be sure of the market value of PVR common units that will be issued.

Pursuant to the Merger Agreement, our unitholders will receive approximately 38.3 million PVR common units as a result of the Merger. The aggregate market value of PVR’s common units that our unitholders will receive in the Merger will fluctuate with any changes in the trading price of PVR’s common units. This means there is no “price protection” mechanism contained in the Merger Agreement that would adjust the number of PVR common units that our unitholders will receive based on any decreases in the trading price of PVR common units. If PVR’s common unit price decreases, the market value of the stated consideration received by our unitholders will also decrease. Consider the following example:

Example: Pursuant to the Merger Agreement, our unitholders will receive 0.98 PVR common units for each PVG common unit, subject to receipt of cash in lieu of any fractional PVR common units. Based on the closing sales price of PVR common units on September 20, 2010 of $24.98 per unit, the market value of all PVR common units to be received by our unitholders would be approximately $956.6 million. If the trading price for PVR common units decreased 10% from $24.98 to $22.48 per unit, then the market value of all PVR common units to be received by our unitholders would be approximately $860.9 million. Accordingly, there is a risk that the premium that existed on September 20, 2010, the last trading day before the public announcement of the Merger, will not be realized by our unitholders at the time the Merger is completed. PVR common unit price changes may result from a variety of factors, including general market and economic conditions, changes in its business, operations and prospects, and regulatory considerations. Many of these factors are beyond the PVR’s control.

The right of our unitholders to distributions will be changed following the Merger.

Under PVR’s existing partnership agreement, we are entitled to receive approximately 2.0% of all distributions made by PVR and increasing percentages, up to a maximum of 48%, of the amount of incremental cash distributed by PVR in respect of the PVR common units as certain target distribution levels are reached in excess of $0.275 per PVR common unit in any quarter. After the Merger, the former unitholders of PVG common units as a group will be entitled to receive approximately 54% of all distributions made by PVR. As a result of this change, the distributions received by the former unitholders of PVG could be significantly different. If distributions from PVR were to increase significantly, the distributions to the former PVG unitholders could be significantly less than they would be if the current structure was not changed.

While the Merger Agreement is in effect, our opportunities to enter into different business combination transactions with other parties on more favorable terms may be limited, and we may be limited in our ability to pursue other attractive business opportunities.

While the Merger Agreement is in effect, we are prohibited from knowingly initiating, soliciting or encouraging the submission of any acquisition proposal or from participating in any discussions or negotiations regarding any acquisition proposal, subject to certain exceptions. As a result of these provisions in the Merger Agreement, our opportunities to enter into more favorable transactions may be limited. Likewise, if we were to sell directly to a third party, we might have received more value with respect to the general partner interest in us and the incentive distribution rights in PVR based on the value of PVR’s business at such time.

Moreover, the Merger Agreement provides for the payment of up to $18.0 million in termination fees under specified circumstances, which may discourage other parties from proposing alternative transactions that could be more favorable to our unitholders.

We have also agreed to refrain from taking certain actions with respect to our businesses and financial affairs pending the consummation of the Merger or termination of the Merger Agreement. These restrictions could be in effect for an extended period of time if the consummation of the Merger is delayed. These limitations do not preclude us from conducting our business in the ordinary or usual course or from acquiring assets or businesses so long as such activity does not have a “material adverse effect” as such term is defined in the Merger Agreement or materially affect our ability to complete the transactions contemplated by the Merger Agreement.

In addition to the economic costs associated with pursuing the Merger, the management of our general partner will continue to devote substantial time and other human resources to the proposed Merger which could limit our ability to pursue other attractive business opportunities, including potential joint ventures, stand-alone projects and other transactions. If we are unable to pursue such other attractive business opportunities, then our growth prospects and the long-term strategic position of our businesses following the Merger could be adversely affected

Failure to complete the Merger or delays in completing the Merger could negatively impact our common unit price.

If the Merger is not completed for any reason, we may be subject to a number of material risks, including the following:

•	the price of our common units may decline to the extent that the current market price of these securities reflects a market assumption that the Merger will be completed; and

•	some costs relating to the Merger, such as certain investment banking fees and legal and accounting fees, must be paid even if the Merger is not completed.

The costs of the Merger could adversely affect PVR’s operations and cash flows available for distribution to its unitholders.

We and PVR estimate the total costs of the Merger to be approximately $10.5 million, primarily consisting of investment banking, legal counsel, and accounting fees, and financial printing and other related costs. These costs could adversely affect PVR’s operations and cash flows available for distributions to PVR’s unitholders. The foregoing estimate is preliminary and is subject to change.

If the Merger Agreement were terminated, we may be obligated to pay PVR for costs incurred related to the Merger. These costs could require us to seek loans or use our available cash that would have otherwise been available for distributions.

Upon termination of the Merger Agreement, and depending upon the circumstances leading to that termination, we could be responsible for reimbursing PVR for Merger related expenses that PVR has paid.

If the Merger Agreement is terminated, the expense reimbursements required by us under the Merger Agreement may require us to seek loans or use cash received from our distributions from PVR to reimburse these expenses. In either case, reimbursement of these costs could reduce the cash we have available to make quarterly distributions.

Tax Risks Related to the Merger

No ruling has been obtained with respect to the U.S. federal income tax consequences of the Merger.

No ruling has been or will be requested from the IRS with respect to the U.S. federal income tax consequences of the Merger. Instead, we are relying on the opinion of counsel to our Conflicts Committee, and PVR is relying on the opinion of its counsel, as to the U.S. federal income tax consequences of the Merger to our unitholders and PVR’s unitholders, respectively. These opinions and positions may not be sustained if challenged by the IRS, which could result in a material change to the expected tax consequences of the Merger.

The intended U.S. federal income tax consequences of the Merger are dependent upon each of us and PVR being treated as a partnership for U.S. federal income tax purposes.

The treatment of the Merger as nontaxable to our unitholders and to PVR unitholders is dependent upon each of us and PVR being treated as a partnership for U.S. federal income tax purposes. If either we or PVR were treated as a corporation for U.S. federal income tax purposes, the consequences of the Merger would be materially different and the Merger would be treated as a taxable exchange in which gain or loss would be recognized by our unitholders.

The U.S. federal income tax treatment of the Merger is subject to potential legislative changes and differing judicial or administrative interpretations.

The U.S. federal income tax consequences of the Merger depend on determinations of fact and interpretations of complex provisions of U.S. federal income tax law. The U.S. federal income tax rules are constantly under review by persons involved in the legislative process, the IRS and the U.S. Treasury Department, frequently resulting in revised interpretations of established concepts, statutory changes, revisions to Treasury Regulations and other modifications and interpretations. Any modification to the U.S. federal income tax laws or interpretations thereof may or may not be applied retroactively and could change the U.S. federal income tax treatment of the Merger to our unitholders and PVR’s unitholders. For example, the U.S. House of Representatives has passed legislation relating to the taxation of “carried interests” that may treat transactions, such as the Merger, occurring on or after an effective date of January 1, 2011, as a taxable exchange to a unitholder of a partnership such as PVG. The U.S. Senate has considered legislation that may have a similar effect. We and PVR are unable to predict whether this proposed legislation or any other proposals will ultimately be enacted, and if so, whether any such proposed legislation would be applied retroactively.

Our unitholders may recognize taxable income or gain for U.S. federal income tax purposes as a result of the Merger.

It is not anticipated that gain or loss will be recognized for U.S. federal income tax purposes by our unitholders as a result of the Merger, except that a unitholder may recognize a gain due to (i) any decrease in our unitholder’s share of partnership liabilities pursuant to Section 752 of the Code, (ii) cash or property distributions to us or our unitholders, and (iii) amounts paid by one person to or on behalf of another person pursuant to the Merger Agreement.

We estimate that the Merger will result in an increase in the amount of net income (or decrease in the amount of net loss) allocable to all of our unitholders that receive PVR common units in the Merger.

We estimate that the closing of the Merger will result in an increase in the amount of net income (or decrease in the amount of net loss) allocable to all of our unitholders that receive PVR common units in the Merger. Although we have projected specific ranges of such an impact for our unitholders, the actual amount and effect of such increase in net income (or decrease in net loss) for any of our unitholders may be more than anticipated because it will depend upon the unitholder’s particular situation, including when, and at what prices, the unitholder purchased our common units and the ability of the unitholder to utilize any suspended passive losses. In addition, the projections are based upon numerous assumptions, and the federal income tax liability of such unitholders could be further increased if PVR makes a future offering of PVR common units and uses the proceeds of the offering in a manner that does not produce substantial additional deductions, such as to repay indebtedness currently outstanding or to acquire property that is not eligible for depreciation or amortization for federal income tax purposes or that is depreciable or amortizable at a rate significantly slower than the rate currently applicable to PVR’s assets.

Item 6	Exhibits

2.1	Agreement and Plan of Merger, dated September 21, 2010, by and among Penn Virginia Resource Partners, L.P., Penn Virginia Resource GP, LLC, Penn Virginia GP Holdings, L.P., PVG GP LLC, and PVR Radnor, LLC (incorporated by reference to Exhibit 2.1 to Registrant’s Current Report on Form 8-K filed on September 22, 2010).

12.1	Statement of Computation of Ratio of Earnings to Fixed Charges Calculation.

31.1	Certification Pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PENN VIRGINIA GP HOLDINGS, L.P.

	By:	PVG GP, LLC

Date: October 29, 2010	By:	/s/ ROBERT B. WALLACE
Robert B. Wallace
Executive Vice President and Chief Financial Officer

Date: October 29, 2010	By:	/S/ FORREST W. MCNAIR
Forrest W. McNair
Vice President and Controller